Form 10-Q
period 2000-03-31
EVERGOOD PRODUCTS CORP
filed 2000-09-08
CIK 714162

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


     For the quarterly period ended March 31, 2000

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period of _________________________ to ______________________

                       Commission file number: 000-10981

                         EVERGOOD PRODUCTS CORPORATION

                Delaware                                   13-2640515
     (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                     Identification No.)

     140 Lauman Lane, Hicksville, NY                         11801
     (Address of Principal Executive Offices)            (Zip Code)

     Registrant's telephone number, including area code  (516)  822-1230

     Check whether the registrant (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                            Yes  [X]        No  [_]

     As of September 6, 2000, the registrant had 4,475,957 shares outstanding of its Common Stock, $.01 par value.

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES

Index
================================================================================

                                                                          Page
Part I.   Financial Information

 Item 1. Unaudited Consolidated Financial Statements

          Balance Sheets
            December 31, 1999 and March 31, 2000                           3-4

          Statements of Operations
            For the Three Months Ended March 31, 1999 and 2000               5

          Statements of Cash Flows
            For the Three Months Ended March 31, 1999 and 2000             6-7

          Notes to Consolidated Financial Statements                      8-11

 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      11-14

 Item 3. Quantitative and Qualitative Disclosures About Market Risk         14


Part II.    Other Information

 Item 1. Legal Proceedings                                                  15

 Item 2. Changes in Securities                                              15

 Item 6. Exhibits and Reports on Form 8-K                                   15
Signatures                                                                  16

Part I - Financial Information

Item 1.   Consolidated Financial Statements

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
=============================================================================

                                                    December 31,   March 31,
                                                       1999          2000
                                                    =========================
Assets
    Current Assets
     Cash                                            $   445,849  $   394,304
     Restricted cash                                      36,410            -
     Accounts receivable                               5,330,484    7,905,527
     Accounts receivable - related party                 247,658      345,332
     Current maturities of notes receivable              124,910       84,745
     Inventory                                         8,618,944    8,315,778
     Deferred tax asset                                1,456,000    1,148,000
     Deferred franchising costs                           58,400       68,400
     Prepaid expenses and other current assets           443,565      596,502
                                                     -----------  -----------

                                                      16,762,220   18,858,588
                                                     -----------  -----------

 Fixed Assets                                          1,224,699    1,351,766
                                                     -----------  -----------

 Other Assets
     Notes receivable - net of current maturities         42,414       17,443
     Deferred tax asset                                  510,000      600,000
     Intangible assets                                         -      197,389
     Other assets                                         16,118      240,533
                                                     -----------  -----------

                                                         568,532    1,055,365
                                                     -----------  -----------

                                                     $18,555,451  $21,265,719
                                                     ===========  ===========

See notes to consolidated financial statements.                                3

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
===============================================================================

                                                          December 31,    March 31,
                                                              1999          2000
                                                          ==========================
Liabilities and Stockholders' Equity
  Current Liabilities
   Accounts payable                                        $ 8,744,554   $10,491,297
   Accrued expenses                                            718,476       978,645
   Unearned franchise fees                                     240,000       182,500
   Sundry liabilities                                           94,454        49,640
   Income taxes payable                                         35,740       252,502
   Current maturities of long-term debt                        258,250       240,000
   Current maturities of loans payable - officers              174,272       162,861
                                                           -----------   -----------

                                                            10,265,746    12,357,445
                                                           -----------   -----------

  Other Liabilities
   Loan payable                                              5,839,175     4,885,626
   Long-term debt - net of current maturities                  680,000       620,000
   Loans payable - officers - net of current maturities        110,323       110,323
                                                           -----------   -----------

                                                             6,629,498     5,615,949
                                                           -----------   -----------

  Commitments and Contingencies

  Stockholders' Equity (Deficit)
   Common stock                                                 39,576        45,462
   Additional paid-in capital                                6,978,728     7,855,052
   Accumulated (deficit)                                    (5,054,063)   (4,304,155)
                                                           -----------   -----------
                                                             1,964,241     3,596,359
   Less:  Treasury stock                                       304,034       304,034
                                                           -----------   -----------

                                                             1,660,207     3,292,325
                                                           -----------   -----------

                                                           $18,555,451   $21,265,719
                                                           ===========   ===========

See notes to consolidated financial statements.                                4

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
=========================================================================

                                               For the Three Months Ended
                                                        March 31,
                                               --------------------------
                                                  1999           2000
                                               ==========================

Net Revenues                                   $10,957,167    $15,249,379

Cost of Revenues                                 7,731,199     10,970,072
                                               -----------    -----------

                                                 3,225,968      4,279,307

Selling, General and Administrative Expenses     2,555,731      4,146,898
                                               -----------    -----------

Income Before Other Income (Expenses)              670,237        132,409
                                               -----------    -----------

Other Income (Expenses)
 Interest (expense)                               (173,369)      (206,006)
 Other income                                            -      1,295,630
                                               -----------    -----------

                                                  (173,369)     1,089,624
                                               -----------    -----------

Income Before Provision for Income Taxes           496,868      1,222,033
                                               -----------    -----------

Provision for Income Taxes
 Current                                                 -        254,125
 Deferred                                                -        218,000
                                               -----------    -----------

                                                         -        472,125
                                               -----------    -----------

Net Income                                     $   496,868    $   749,908
                                               ===========    ===========

Basic and Diluted Net Income Per Share         $       .13    $       .19
                                               ===========    ===========

Weighted Shares Used in Computation              3,887,368      3,985,465
                                               ===========    ===========

See notes to consolidated financial statements.                                5

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)                                                          Page 1 of 2
================================================================================

                                                            For the Three Months Ended
                                                                      March 31,
                                                            --------------------------
                                                               1999            2000
                                                            ==========================
Cash Flows from Operating Activities
 Net income                                                 $ 496,868      $   749,908
                                                            ---------      -----------
 Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
   Depreciation and amortization                               51,032           68,969
   Stock issued for consulting fees                                 -          684,821
   Increase (decrease) in allowance for doubtful
     accounts and notes receivable                               (172)          65,000
   Write-off of accounts receivable and notes receivable          250           40,903
   (Increase) decrease in:
     Accounts receivable                                     (965,775)      (2,620,675)
     Accounts receivable - related party                            -          (97,674)
     Inventory                                                342,416          323,166
     Deferred franchising costs                                  (125)         (10,000)
     Prepaid taxes                                             (1,891)               -
     Prepaid expenses and other current assets                 74,860         (152,937)
     Notes receivable                                         (89,240)         (15,136)
     Deferred tax asset                                             -          218,000
     Other assets                                               1,456         (224,415)
   Increase (decrease) in:
     Accounts payable                                         514,145        1,746,743
     Accrued expenses and sundry liabilities                 (211,391)         215,355
     Unearned franchise fees                                   26,250          (57,500)
     Income taxes payable                                           -          216,762
                                                            ---------      -----------

                                                             (258,185)         401,382
                                                            ---------      -----------

                                                              238,683        1,151,290
                                                            ---------      -----------

Cash Flows from Investing Activities
 Purchase of fixed assets                                    (165,834)        (196,035)
 Restricted cash as security for equipment lease                    -           36,410
                                                            ---------      -----------

                                                             (165,834)        (159,625)
                                                            ---------      -----------

See notes to consolidated financial statements.                                6

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)                                                          Page 2 of 2
================================================================================

                                                      For the Three Months Ended
                                                                March 31,
                                                      --------------------------
                                                         1999            2000
                                                      ==========================

Cash Flows from Financing Activities
 Increase (decrease) in loan payable                  $ 22,984      $  (953,549)
 Payments of notes payable                             (71,988)         (78,250)
 Payments of officers' loans                           (25,009)         (11,411)
                                                      --------      -----------

                                                       (74,013)      (1,043,210)
                                                      --------      -----------

Increase (Decrease) in Cash                             (1,164)         (51,545)

Cash - beginning                                       751,664          445,849
                                                      --------      -----------

Cash - end                                            $750,500      $   394,304
                                                      ========      ===========

See notes to consolidated financial statements.                                7

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2000                                                       (Unaudited)
================================================================================

1 -  Unaudited Interim Statements

     The accompanying unaudited consolidated financial statements of Evergood Products Corporation and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form 10 filed on May 25, 2000.

2 -  Earnings Per Share

     The accompanying financial statements include earnings per share calculated as required by Financial Accounting Standard No. 128 Earnings Per Share. Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share include the effects of securities convertible into common stock to the extent such conversion would be dilutive.

     Weighted average shares presented in the accompanying financial statements have been adjusted for all periods presented to give retroactive effect to 140,993 shares issued March, 2000 to the Company's controlling stockholder in exchange for his minority ownership interests in two of the Company's subsidiaries.

3 -  Inventory

     Inventory is comprised of the following:

                                                  December 31,  March 31,
                                                      1999        2000
                                                  =======================

          Raw Materials                           $4,078,344   $3,929,856
          Work-in-Process                          1,180,092    1,136,472
          Finished Goods                           3,360,508    3,249,450
                                                  ----------   ----------

                                                  $8,618,944   $8,315,778
                                                  ==========   ==========

Continued                                                                      8

4 -  Segment Disclosure

     The Company produces and sells vitamins and mineral products and other nutritional supplements. The Company sells its products under its customers' private labels, under a brand developed by one of its subsidiaries and, pursuant to a license and supply agreement, through the Great Earth franchise system under the Great Earth label.

     The Company has three reportable segments determined primarily by the nature of the revenue producing activity and the market to which it is directed: manufacturing, franchising and brand development. The manufacturing segment obtains revenues from the manufacture and sale of vitamins and nutritional supplements to wholesalers who, in turn, distribute these products under their own private labels. This segment also manufactures products for the Company's Great Earth (franchising) and Bodyonics (brand development) segments. The franchising segment obtains revenues from the franchising of Great Earth vitamin stores, the collection of royalties and the sale of Great Earth brand vitamins and nutritional supplements to Great Earth franchisees. The brand development segment obtains revenues from the wholesale and retail sale of vitamins and nutritional supplements under its own nationally advertised brand name.

     Segment information for the three months ended March 31, 1999 and 2000 was as follows:

                                                            Brand
                          Manufacturing   Franchising    Development     Corporate         Total
                          =========================================================================
Three Months Ended
 March 31, 1999
 Net revenues from
  external customers       $  6,232,421   $ 3,634,385    $ 1,090,361    $         -    $ 10,957,167
 Intersegment net sales       2,117,060        16,676              -              -       2,133,736
 Operating income (loss)        659,596       438,565       (428,468)           544         670,237
 Total assets                 8,247,324     5,021,838      1,712,566        301,453      15,283,181

Three Months Ended
 March 31, 2000
 Net revenues from
  external customers       $ 10,424,511   $ 3,242,484    $ 1,582,384    $         -    $ 15,249,379
 Intersegment net sales       2,607,334        20,307              -              -       2,627,641
 Operating income (loss)      1,119,793       (24,659)      (250,772)      (711,953)        132,409
 Total assets                12,014,182     5,071,557      2,733,980      1,446,000      21,265,719

Continued                                                                      9

     Revenues from the franchising segment are comprised of the following:


                                                             March 31,
                                                      ----------------------
                                                         1999        2000
                                                      ======================

         Sale of Products                             $3,042,144  $2,769,633
         Royalties                                       494,991     410,351
         Sale of Franchises                               97,250      62,500
                                                      ----------  ----------

                                                      $3,634,385  $3,242,484
                                                      ==========  ==========

5 -  Litigation

     The Company is a defendant in two lawsuits instituted during 1999 in State Court in California. Each suit arises from allegations by the respective plaintiff that the Company used their images in, among other things, advertisements and product packaging without their authorization. Each suit claims damages for invasion of privacy, invasion of the right to privacy, conversion and loss of future earnings. Additionally, each suit seeks injunctive relief. The suits are currently in a discovery stage, accordingly, the Company is unable to predict what the likely outcome will be at this time. Certain causes of action under these lawsuits are not covered under the Company's insurance policies, however, management believes that any potential liability over and above that which is covered by insurance will not have a material financial impact on the Company.

6 -  Share Exchange Agreement

     In March, 2000, the Company consummated a share exchange agreement whereby it acquired the 20% minority interests held in two of its subsidiaries: GEC and Bodyonics. The minority interests were acquired from two individuals, both of whom serve as officers and directors of the Company, and one of whom is the Company's controlling stockholder and the other is a significant stockholder. The individuals owned equal interests in the subsidiaries and each were issued 140,993 shares of the Company's common stock.

     The acquisition of the controlling stockholder's interest is accounted for in a manner similar to a pooling of interests because it represents a transfer of ownership interests between companies under common control and, accordingly, is given retroactive effect in the financial statements for all historical periods.

     The acquisition of the non-controlling stockholder's interest is accounted for under the purchase method based on the fair value of the Company shares issued as consideration for the exchange. The resulting goodwill upon acquisition of these shares was approximately $197,000.

7 -  Shares Issued to Consultant

     In May, 2000, the Company entered into a consulting agreement effective for a term of one year commencing March 1, 2000. Additionally, the Company issued 447,596 shares of common stock to the consulting firm as compensation for services rendered to date. The fair value of the shares issued is approximately $685,000, which is reflected as a compensation charge in March, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this Report are forward-looking statements. Such forward-looking statements are based on the current beliefs of management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's history of losses; the need to obtain additional financing and the ability to obtain such financing; outstanding indebtedness; the ability to hire and retain key personnel; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which the Company operates; uncertainties relating to government and regulatory policies and other political risks; uncertainties relating to customer plans and commitments; cost of and availability of component materials and inventories; effect of governmental export and import policies; the highly competitive environment in which the Company operates; potential entry of new well-capitalized competitors into the Company's markets; and the uncertainty regarding the Company's continued ability, through sales growth, to absorb increasing costs incurred and expected to be incurred in connection with its business activities. The words believe, expect, anticipate, intend and plan and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

     The Company has three reportable segments determined primarily by the nature of the revenue producing activity and the market to which it is directed: manufacturing, franchising and brand development. The manufacturing segment obtains revenues from the manufacture and sale of vitamins and nutritional supplements to wholesalers who, in turn, distribute these products under their own private labels. This segment also manufactures products for the Company's Great Earth (franchising) and Bodyonics (brand development) segments. The franchising segment obtains revenues from the franchising of Great Earth vitamin stores, the collection of royalties and the sale of Great Earth brand vitamins and nutritional supplements to Great Earth franchisees. The brand development segment obtains revenues from the wholesale and retail sale of vitamins and nutritional supplements under its own nationally advertised brand name.

   Results of Operations

   Three months ended March 31, 1999 compared with three months ended March 31, 2000.

   Revenues
   --------

   Consolidated revenues for the three months ended March 31, 1999 and 2000 were as follows:

                                        March 31,
                         ----------------------------------------
                                 1999                 2000
                         -------------------    -----------------
                           Amount    Percent     Amount   Percent
                         ----------------------------------------
   Segment:
    Manufacturing        $ 6,233,000   57.0%  $10,424,000   68.4%
    Franchising            3,634,000   33.0     3,242,000   21.2
    Brand Development      1,090,000   10.0     1,583,000   10.4
                         -----------  -----   -----------  -----

   Consolidated          $10,957,000  100.0%  $15,249,000  100.0%
                         ===========  =====   ===========  =====

   Consolidated revenue for the three months ended March 31, 2000 rose by approximately $4,300,000, an increase of 39% over the three months ended March 31, 1999.

   Revenue from product sales by all segments increased by approximately $4,412,000 from $10,365,000 in 1999 to $14,777,000 in 2000 or 43%. Company-
   wide sales to the franchise system decreased $331,000 from $3,142,000 in 1999 to $2,811,000 in 2000. Company-wide sales to unaffiliated customers increased by approximately $4,743,000 or 66% from $7,223,000 in 1999 to $11,966,000 in
   2000. Consolidated revenues also include royalties and franchise fees earned by the franchising segment. Royalties decreased by approximately $85,000 from $495,000 to $410,000 in 2000. Franchise fee revenue decreased by approximately $35,000 from $97,000 to $62,000 in 2000.

   Manufacturing segment sales increased approximately $4,200,000, reflecting additional sales to the Company's four largest customers. There were no significant changes in selling prices during this period. Selling prices are based on the cost of manufacture, plus a margin which varies based on the brand and, in some cases, the particular product.

   The decrease in franchising segment revenue of approximately $400,000 primarily reflects a decrease in sale of products to franchises, lower royalties, and a decrease in franchise fee revenue. The decline in sales was primarily due to increased competition from national vitamin chains, vitamin discounters and internet sales.

   Brand development sales increased by approximately $493,000 primarily as a result of increases in advertising and promotional expenses. Advertising for this segment was approximately $726,000 in 2000 compared with $466,000 in 1999 an increase of $260,000.

   Operating Income
   ----------------

   Operating income for the three months ended March 31, 1999 and 2000 is comprised as follows:

                                          March 31,
                         ----------------------------------------
                                 1999                 2000
                         -------------------   ------------------
                                     Percent              Percent
                                       of                   of
                                     Segment              Segment
                           Amount    Revenue   Amount     Revenue
                         ========================================
   Segment:
    Manufacturing        $ 659,000    10.6%  $1,120,000    10.7%
    Franchising            439,000    12.1      (24,000)    (.7)
    Brand Development     (428,000)  (39.3)    (251,000)  (15.9)
    Corporate                    -       -     (712,000)      -
                         ---------           ----------

   Consolidated          $ 670,000     6.1%  $  133,000      .8%
                         =========           ==========

   Consolidated operating income for the three months ended March 31, 2000 decreased by approximately $537,000. The increase in gross margin of approximately $1,055,000 resulted from a combination of higher sales and improved margins. This increase was offset by increases in selling, general and administrative expenses, primarily a non-cash charge of $685,000 related to stock issued to a consultant, officers' salaries and professional fees.

   Manufacturing segment operating income increased by approximately $461,000 in the three months ended March 31, 2000. Manufacturing gross profit increased approximately $1,000,000, offset by increases in manufacturing segment selling, general and administrative expenses of approximately $500,000. The increase in gross profit was caused primarily by increases in sales and decreases in raw material and labor costs. The $500,000 increase in manufacturing segment selling, general and administrative expenses reflects increases in officers' salaries, professional fees, and travel and entertainment expenses.

   Franchising segment operating income decreased by approximately $463,000 for the three months ended March 31, 2000 compared with the three months ended March 31, 1999. The change is primarily due to lower sales and lower margins of approximately $298,000 and increases in selling, general and administrative expenses, primarily bad debt, marketing and advertising expenses, convention and seminar costs and warehouse charges.

   Brand development operating loss decreased by approximately $180,000 for the three months ended March 31, 2000 from March 31, 1999. This resulted primarily from increased revenue and higher gross profit of approximately $335,000. Selling, general and administrative expenses increased by $173,000 due to an increase in advertising and promotion expenses of $260,000, offset by decreases in the allotted amount of officers' salaries, professional fees, and show and seminar costs aggregating approximately $87,000.

     Net Income
     ----------

     Consolidated net income increased by approximately $253,000 in the three months ended March 31, 2000 compared with the three months ended March 31, 1999. This increase included income from the proceeds of the settlement of two class action suits in the aggregate amount of $1,296,000, which is shown as Other Income in the Consolidated Statement of Operations. Net income for the three months ended March 31, 2000 was reduced by a provision for income taxes of approximately $472,000. In the three months ended March 31, 1999, there was no income tax provision because of the availability of net operating loss carryforwards.

     Liquidity and Capital Resources
     -------------------------------

     The Company's balance sheet reflects working capital of approximately $6,500,000 at March 31, 2000, approximately the same as its working capital at December 31, 1999.

     Accounts receivable increased by approximately $2,575,000 from December 31, 1999. This increase was offset by increases in accounts payable and accrued expenses in the aggregate amount of approximately $2,000,000. Cash decreased by approximately $52,000 from December 31, 1999.

     Cash flows generated from operations for the three months ended March
     31, 2000 were approximately $1,150,000. Net income of $750,000 contributed to this result. Increases in trade receivables of approximately $2,600,000 were offset by decreases in inventories of approximately $300,000, increases in accounts payable of approximately $1,745,000, increases in accrued liabilities of approximately $215,000 and a non-cash charge of approximately $685,000 related to stock issued to a consultant.

     Cash used for financing activities in the amount of approximately $1,040,000 was for the repayment of loans. The Company uses its loan facility, which is collateralized by its accounts receivable, inventories and fixed assets, together with working capital generated from operations, to fund its cash needs. At March 31, 2000, the Company had available approximately $3,127,000 under this facility.

     Management of the Company believes that internally generated funds and its available line of credit will be sufficient for its working capital needs and the servicing of its debt for at least the next 12 months.

     The Company is in the process of renegotiating its loan facility to provide additional funds at lower interest rates.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     Not applicable.

Part II - Other Information

Item 1.  Legal Proceedings

     The Company is from time-to-time involved in ordinary and routine litigation. It is also involved in the following litigation:

     In March 1999 and May 1999, Frank Hillebrand and Jonathan Aube, respectively, each commenced an action against the Company in the Superior Court of California, County of Riverside, Indio Branch.

     Each suit arises from allegations by the respective plaintiff that the Company used their images in, among other things, advertisements and product packaging without their authorization. Each suit claims damages for invasion of privacy, invasion of the right to privacy, conversion and loss of future earnings. Additionally, each suit seeks injunctive relief. The suits are currently in a discovery stage. Accordingly, the Company is unable to predict what the likely outcome will be at this time. Certain causes of action under these lawsuits are not covered under the Company's insurance policies; however, management believes that any potential liability over and above that which is covered by insurance will not have a material financial impact on the Company.

Item 2.  Changes in Securities and Use of Proceeds

     During the three months ended March 31, 2000, the Company issued 281,986 additional shares of its common stock to acquire certain minority interests from two officers who are significant shareholders and directors of the Company. In addition, it issued additional shares of common stock to a financial consultant.

     In May, 2000, the Company entered into a consulting agreement effective for a term of one year commencing March 1, 2000. Additionally, the Company issued 447,596 shares of common stock to the consulting firm as compensation for services rendered to date. The fair value of the shares issued is approximately $685,000, which is reflected as a compensation charge in March, 2000.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27.    Financial Data Schedule.

         (b)  Reports on Form 8-K

              None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   September 8, 2000                           EVERGOOD PRODUCTS CORPORATION

                                           By:
                                               /s/ Stephen R. Stern
                                               ---------------------------------

                                                   Chief Financial Officer and
                                                    Principal Accounting Officer