Form 10-Q
period 2000-06-30
EVERGOOD PRODUCTS CORP
filed 2000-09-08
CIK 714162

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended June 30, 2000

                                      OR



         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period of ______________________ to ______________________


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

                                                                            Page
Part I.  Financial Information

 Item 1.  Unaudited Consolidated Financial Statements

            Balance Sheets
             December 31, 1999 and June 30, 2000                             3-4

            Statements of Operations
             For the Three and Six Months Ended June 30, 1999 and  2000        5

            Statements of Cash Flows
             For the Six Months Ended June 30, 1999 and 2000                 6-7

            Notes to Consolidated Financial Statements                      8-11

 Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       11-18

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk          18

Part II.   Other Information

 Item 1.  Legal Proceedings                                                   18

 Item 6.  Exhibits and Reports on Form 8-K                                    18

Signatures                                                                    19

Part I - Financial Information

Item 1.  Consolidated Financial Statements

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
================================================================================

                                                      December 31,      June 30,
                                                         1999            2000
                                                    ===========================
Assets
    Current Assets
     Cash                                          $   445,849     $   338,799
     Restricted cash                                    36,410               -
     Accounts receivable                             5,330,484       8,029,144
     Accounts receivable - related party               247,658         394,678
     Current maturities of notes receivable            124,910           9,454
     Inventory                                       8,618,944       9,181,164
     Deferred tax asset                              1,456,000       1,237,000
     Deferred franchising costs                         58,400          56,400
     Prepaid taxes                                           -          33,597
     Prepaid expenses and other current assets         443,565         592,848
                                                   -----------     -----------

                                                    16,762,220      19,873,084
                                                   -----------     -----------

    Fixed Assets                                     1,224,699       1,948,507
                                                   -----------     -----------

    Other Assets
     Notes receivable - net of current maturities       42,414          84,362
     Deferred tax asset                                510,000         333,000
     Intangible assets                                       -         194,098
     Other assets                                       16,118         197,118
                                                   -----------     -----------

                                                       568,532         808,578
                                                   -----------     -----------

                                                   $18,555,451     $22,630,169
                                                   ===========     ===========

See notes to consolidated financial statements.                                3

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

====================================================================================


                                                          December 31,    June 30,
                                                             1999          2000
                                                         ===========================
Liabilities and Stockholders' Equity
  Current Liabilities
   Accounts payable                                      $ 8,744,554   $10,244,147
   Accrued expenses                                          718,476     1,456,721
   Unearned franchise fees                                   240,000       187,500
   Sundry liabilities                                         94,454        39,649
   Income taxes payable                                       35,740             -
   Current maturities of long-term debt                      258,250       240,000
   Current maturities of loans payable - officers            174,272       146,588
                                                         -----------   -----------

                                                          10,265,746    12,314,605
                                                         -----------   -----------

  Other Liabilities
   Loan payable                                            5,839,175     6,038,069
   Long-term debt - net of current maturities                680,000       560,000
   Loans payable - officers - net of current maturities      110,323        98,628
                                                         -----------   -----------

                                                           6,629,498     6,696,697
                                                         -----------   -----------

  Commitments and Contingencies

  Stockholders' Equity (Deficit)
   Common stock                                               39,576        45,462
   Additional paid-in capital                              6,978,728     7,855,052
   Accumulated (deficit)                                  (5,054,063)   (3,977,613)
                                                         -----------   -----------
                                                           1,964,241     3,922,901
   Less:  Treasury stock                                     304,034       304,034
                                                         -----------   -----------

                                                           1,660,207     3,618,867
                                                         -----------   -----------

                                                         $18,555,451   $22,630,169
                                                         ===========   ===========

See notes to consolidated financial statements.                                4

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
================================================================================

                               For the Three Months Ended   For the Six Months Ended
                                        June 30,                    June 30,
                               -------------------------   -------------------------
                                   1999          2000         1999         2000
                               -----------------------------------------------------
Net Revenues                   $12,105,388   $15,897,614   $23,062,555   $31,146,993

Cost of Revenues                 8,488,852    11,398,786    16,220,051    22,368,858
                               -----------   -----------   -----------   -----------

                                 3,616,536     4,498,828     6,842,504     8,778,135

Selling, General and
 Administrative Expenses         2,567,562     3,768,056     5,123,293     7,914,954
                               -----------   -----------   -----------   -----------

Income Before Other Income
 (Expenses)                      1,048,974       730,772     1,719,211       863,181
                               -----------   -----------   -----------   -----------

Other Income (Expenses)
 Interest (expense)               (157,503)     (203,105)     (330,872)     (409,111)
 Other income                            -             -             -     1,295,630
                               -----------   -----------   -----------   -----------

                                  (157,503)     (203,105)     (330,872)      886,519
                               -----------   -----------   -----------   -----------

Income Before Provision for
 Income Taxes                      891,471       527,667     1,388,339     1,749,700
                               -----------   -----------   -----------   -----------

Provision for Income Taxes
 Current                                 -        23,125             -       277,250
 Deferred                                -       178,000             -       396,000
                               -----------   -----------   -----------   -----------

                                         -       201,125             -       673,250
                               -----------   -----------   -----------   -----------

Net Income                     $   891,471   $   326,542   $ 1,388,339   $ 1,076,450
                               ===========   ===========   ===========   ===========

Basic and Diluted Net Income
 Per Share                     $       .23   $       .07   $       .36   $       .25
                               ===========   ===========   ===========   ===========

Weighted Shares Used in
 Computation                     3,887,368     4,475,956     3,887,368     4,230,712
                               ===========   ===========   ===========   ===========

See notes to consolidated financial statements.                                5

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)                                                          Page 1 of 2
================================================================================

                                                             For the Six Months Ended
                                                                     June 30,
                                                            -------------------------
                                                                1999          2000
                                                            -------------------------
Cash Flows from Operating Activities
 Net income                                                 $ 1,388,339   $ 1,076,450
                                                            -----------   -----------
 Adjustments to reconcile net income to net cash
  (used in) operating activities:
   Depreciation and amortization                                104,797       155,799
   Increase (decrease) in allowance for doubtful
     accounts and notes receivable                               (4,172)      127,000
   Write-off of accounts receivable and notes receivable              -        72,235
   Stock issued for consulting fees                                   -       684,821
   (Gain) on sale of machinery and equipment                          -        (8,000)
   (Increase) decrease in:
     Accounts receivable                                     (1,385,793)   (2,788,369)
     Accounts receivable - related party                              -      (147,020)
     Inventory                                                  288,920      (562,220)
     Deferred franchising costs                                   1,875         2,000
     Prepaid taxes                                               (8,306)      (33,597)
     Prepaid expenses and other current assets                  195,019      (149,283)
     Notes receivable                                            19,254       (36,018)
     Deferred tax asset                                               -       396,000
     Other assets                                                  (176)     (181,000)
   Increase (decrease) in:
     Accounts payable                                           262,900     1,499,592
     Accrued expenses and sundry liabilities                    162,232       683,441
     Unearned franchise fees                                     28,750       (52,500)
     Income taxes payable                                             -       (35,740)
                                                            -----------   -----------

                                                               (334,700)     (372,859)
                                                            -----------   -----------

                                                              1,053,639       703,591
                                                            -----------   -----------

Cash Flows from Investing Activities
 Purchase of fixed assets                                      (204,589)     (876,316)
 Proceeds from sale of machinery and equipment                        -         8,000
 Restricted cash as security for equipment returned
  pursuant to capital lease                                           -        36,410
                                                            -----------   -----------

                                                               (204,589)     (831,906)
                                                            -----------   -----------

See notes to consolidated financial statements.                                6

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)                                                          Page 2 of 2
================================================================================


                                                    For the Six Months Ended
                                                             June 30,
                                                    ------------------------
                                                        1999        2000
                                                    ------------------------
Cash Flows from Financing Activities
 Increase (decrease) in loan payable                $ (654,403)  $ 198,894
 Payment of notes payable                             (147,583)   (138,250)
 Payments of officers' loan                            (51,333)    (39,379)
                                                    ----------   ---------

                                                      (853,319)     21,265
                                                    ----------   ---------

Increase (Decrease) in Cash                             (4,269)   (107,050)

Cash - beginning                                       751,664     445,849
                                                    ----------   ---------

Cash - end                                          $  747,395   $ 338,799
                                                    ==========   =========

See notes to consolidated financial statements.                                7

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2000                                                        (Unaudited)
================================================================================

1 -  Unaudited Interim Statements

     The accompanying unaudited consolidated financial statements of Evergood Products Corporation and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form 10, filed on May 25, 2000.


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

3 -  Inventory

     Inventory is comprised of the following:

                                              December 31,    June 30,
                                                1999            2000
                                            ==========================

         Raw Materials                      $4,078,344      $4,087,698
         Work-in-Process                     1,180,092       1,182,118
         Finished Goods                      3,360,508       3,911,348
                                            ----------      ----------

                                            $8,618,944      $9,181,164
                                            ==========      ==========

Continued                                                                      8

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

     Segment information for the three and six months ended June 30, 1999 and 2000 was as follows:

                                                              Brand
                            Manufacturing    Franchising   Development     Corporate      Total
                            ======================================================================
Three Months Ended
 June 30, 1999
 Net revenues from
  external customers        $ 6,767,707     $3,727,719     $1,609,962   $        -     $12,105,388
 Intersegment net sales       2,956,009         11,765              -            -       2,967,774
 Operating income (loss)        690,848        393,529        (36,500)       1,097       1,048,974
 Total assets                 7,942,754      4,943,239      2,326,363      307,868      15,520,224


Three Months Ended
 June 30, 2000
 Net revenues from
  external customers        $11,247,546     $3,092,083     $1,557,985   $        -     $15,897,614
 Intersegment net sales       2,785,339         21,546              -            -       2,806,885
 Operating income (loss)      1,050,281       (141,839)      (133,041)     (44,629)        730,772
 Total assets                13,112,623      5,409,294      2,840,655    1,267,597      22,630,169

Continued                                                                      9

                                                             Brand
                           Manufacturing    Franchising   Development     Corporate    Total
                           ====================================================================
Six Months Ended
June 30, 1999
 Net revenues from
  external customers        $13,000,128    $7,362,104     $2,700,323   $        -   $23,062,555
 Intersegment net sales       5,073,069        28,441              -            -     5,101,510
 Operating income (loss)      1,350,444       832,094       (464,968)       1,641     1,719,211
 Total assets                 7,942,754     4,943,239      2,326,363      307,868    15,520,224


Six Months Ended
June 30, 2000
 Net revenues from
  external customers        $21,672,057    $6,334,567     $3,140,369   $        -   $31,146,993
 Intersegment net sales       5,392,673        41,853              -            -     5,434,526
 Operating income (loss)      2,170,074      (166,498)      (383,813)    (756,582)      863,181
 Total assets                13,112,623     5,409,294      2,840,655    1,267,597    22,630,169

     Revenues from the franchising segment are comprised of the following:

                          For the Three Months Ended  For the Six Months Ended
                                    June 30,                  June 30,
                           ------------------------  --------------------------
                               1999        2000           1999        2000
                           ====================================================
     Sale of Products      $3,101,769   $2,645,341    $6,143,913   $5,414,974
     Royalties                475,450      378,742       970,441      789,093
     Sale of Franchises       150,500       68,000       247,750      130,500
                           ----------   ----------    ----------   ----------

                           $3,727,719   $3,092,083    $7,362,104   $6,334,567
                           ==========   ==========    ==========   ==========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact in this report are forward-looking statements. Such forward-looking statements are based on the current beliefs of management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's history of losses; the need to obtain additional financing and the ability to obtain such financing; outstanding indebtedness; the ability to hire and retain key personnel; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which the Company operates; uncertainties relating to government and regulatory policies and other political risks; uncertainties relating to customer plans and commitments; cost of and availability of component materials and inventories; effect of governmental export and import policies; the highly competitive environment in which the

   Company operates; potential entry of new well-capitalized competitors into the Company's markets; and the uncertainty regarding the Company's continued ability, through sales growth, to absorb the increasing costs incurred and expected to be incurred in connection with its business activities. The words believe, expect, anticipate, intend and plan and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

   Results of Operations

   Six months ended June 30, 2000 compared with six months ended June 30, 1999.

   Revenues
   --------

   Revenues for the six months ended June 30, 1999 and 2000 are as follows:

                                   For the Six Months Ended
                                          June 30,
                          ----------------------------------------
                                 1999                   2000
                          -------------------     ----------------
                             Amount   Percent     Amount   Percent
                          ========================================
   Segment:
      Manufacturing       $13,000,000   56.0%  $21,672,000   70.0%
      Franchising           7,362,000   32.0     6,335,000   20.0
      Brand Development     2,700,000   12.0     3,140,000   10.0
                          -----------  -----   -----------  -----

   Consolidated           $23,062,000  100.0%  $31,147,000  100.0%
                          ===========  =====   ===========  =====

   Consolidated revenue for the six months ended June 30, 2000 increased by approximately $8,085,000 from $23,062,000 in 1999 to $31,147,000 in 2000 or
   35%.

   Revenue from product sales by all segments increased by approximately $8,383,000 from $21,844,000 in 1999 to $30,227,000 in 2000 or 38%. Company-
   wide sales to the franchise system decreased by approximately $834,000 from $6,388,000 in 1999 to $5,554,000 in 2000 or 13%. Company-wide sales to unaffiliated customers increased by approximately $9,217,000 from $15,456,000 in 1999 to $24,673,000 in 2000 or 60%. Consolidated revenues also include royalties and franchise fees earned by the franchising segment. Royalties decreased approximately $181,000 for the six months ended June 30, 2000 from $970,000 in 1999 to approximately $789,000 in 2000. For the six months ended June 30, 2000, franchise fee revenue decreased by approximately $117,000 from approximately $248,000 in 1999 to $131,000 in 2000.

   Manufacturing segment sales increases of approximately $8,700,000 for the six months ended June 30, 2000 were primarily due to increased sales to the Company's four largest customers. There were no significant changes in selling prices during these periods. Selling prices are based on the cost of manufacturing plus a margin which varies based on the brand and, in some cases, a particular product.

   The decrease in franchising segment revenue of approximately $1,000,000 for the six months ended June 30, 2000, primarily reflects a decrease in sales of products to franchisees, lower royalties and lower franchise fees. The decline in sales was primarily due to increased competition from national vitamin chains, vitamin discounters and internet sales.

   Brand development sales increased by approximately $440,000 in the six months ended June 30, 2000. The increase in this segment's sales was primarily due to increased advertising and promotional expenditures.

   The Company continued to experience substantial sales growth during the first six months of 2000 and it believes that this trend will continue for the balance of this fiscal year.

   Operating Income
   ----------------

   Operating income for the six months ended June 30, 1999 and 2000 are as follows:

                                       For the Six Months Ended
                                               June 30,
                              -----------------------------------------
                                     1999                    2000
                              -------------------     -----------------
                                           Percent              Percent
                                             of                   of
                                           Segment             Segment
                                 Amount    Revenues    Amount   Amount
                              =========================================
   Segment
     Manufacturing            $1,350,000     10.4%  $2,170,000   10.0%
     Franchising                 832,000     11.2     (166,000)  (2.6)
     Brand Development          (465,000)    17.0     (385,000) (12.4)
     Corporate                     2,000        -     (756,000)     -
                              ----------            ----------

   Consolidated               $1,719,000      7.5%  $  863,000    2.7%
                              ==========            ==========

   Consolidated operating income for the six months ended June 30, 2000 decreased by $856,000. For the six months ended June 30, 2000, consolidated gross margin increased by approximately $1,936,000, and was offset by an increase in selling, general and administrative expenses in the amount of $2,792,000. The increase in gross margin resulted from higher revenues and lower raw material costs, offset by higher labor costs.

   Company-wide gross profit from the franchise system for the six months ended June 30, 2000 decreased by $627,000. This decrease was primarily due to a decrease in sales to franchisees and decreases in royalties and franchise fees. Company-wide gross profit from unaffiliated parties for the six months ended June 30, 2000 increased by $2,563,000.

   The increases in consolidated selling, general and administrative expenses for the six months ended June 30, 2000 of approximately $2,792,000 were due to increases in advertising and promotional expenses, professional and consulting fees, officers' salaries and bad debt expense. Also included in the 2000 period is a non-cash expense of approximately $685,000 related to stock issued to a consultant.

   Manufacturing segment operating income increased for the six months ended June 30, 2000 by approximately $820,000. Increases in manufacturing gross profit of approximately $1,932,000, were reduced by increases in selling, general and administrative expenses of approximately $1,112,000. These increases reflect additional expenditures in officers' salaries, professional fees and travel and entertainment expenses.

   Franchising segment operating income for the six months ended June 30, 2000 decreased by approximately $998,000. This decrease was due to a decrease in gross margin of $615,000 and higher selling, general and administrative expenses of approximately $383,000. The decrease in gross margin resulted from lower sales, royalties and franchise fees. The increases in selling, general and administrative expenses were due primarily to bad debt expense, convention and seminar costs, and office salaries.

   Brand development operating losses for the six months ended June 30, 2000 decreased by approximately $81,000. Increases in gross margin of $619,000 resulted from higher volume and better margins. These were offset by higher selling, general and administrative expenses, primarily for advertising and promotion.

   Net Income
   ----------

   Consolidated net income decreased by $312,000 from $1,388,000 in 1999 to $1,076,000 in 2000. The decrease was primarily due to the decreases in operating income and also because of the provision for income taxes in 2000, while no provision for taxes was needed in 1999 because of the availability of net operating loss carryforwards. The six months ended June 30, 2000 also reflects approximately $1,295,000 in litigation recoveries.

   Three months ended June 30, 2000 compared to three months ended June 30, 1999.

   Revenues
   --------

   Revenues for the three months ended June 30, 1999 and 2000 are as follows:

                                             For the Three Months Ended
                                                      June 30,
                                     ---------------------------------------
                                             1999                2000
                                     ------------------- -------------------
                                       Amount    Percent    Amount   Percent
                                     =======================================
   Segment:
    Manufacturing                   $ 6,768,000   56.0%  $11,248,000   71.0%
    Franchising                       3,727,000   31.0     3,092,000   19.0
    Brand Development                 1,610,000   13.0     1,558,000   10.0
                                    -----------  -----   -----------  -----

   Consolidated                     $12,105,000  100.0%  $15,898,000  100.0%
                                    ===========  =====   ===========  =====

   Consolidated revenue for the three months ended June 30, 2000 increased by approximately $3,793,000, an increase of approximately 31%.

   Revenue from product sales by all segments increased by approximately $3,972,000 from $11,479,000 in 1999 to $15,451,000 in 2000 or 35%. Company-
   wide sales to the franchise system decreased by $502,000 from $3,246,000 in 1999 to $2,744,000 in 2000 or 15%. Company-wide sales to unaffiliated customers increased by approximately $4,474,000 from $8,233,000 in 1999 to $12,707,000 in 2000 or 54%. Consolidated revenues also include royalties and franchise fees earned by the franchising segment. Royalties decreased approximately $96,000 to $379,000 in the three months ended June 30, 2000 from $475,000 in 1999. Franchise fees for the three months ended June 30, 2000 decreased by approximately $83,000 from $151,000 in 1999 to $68,000 in 2000.

   Manufacturing segment sales increases of approximately $4,500,000 for the three months ended June 30, 2000 were primarily due to increased sales to the Company's four largest customers. There were no significant changes in selling prices during these periods. Selling prices are based on the cost of manufacturing plus a margin which varies based on the brand and, in some cases, a particular product.

   The decrease in the franchising segment revenue of approximately $600,000 in the three months ended June 30, 2000 primarily reflects a decrease in sales of products to franchisees, lower royalties and lower franchise fees. Franchise revenue was directly affected by a decrease in sale of products to franchisees, lower royalties and franchise fees. The decline in sales was primarily due to increased competition from national vitamin chains, vitamin discounters and internet sales.

   Brand development sales were  approximately the same for both periods.

   Operating Income
   ----------------

   Operating income for the three months ended June 30, 1999 and 2000 is as follows:

                                     For the Three Months Ended
                                             June 30,
                             -----------------------------------------
                                     1999                   2000
                             --------------------   ------------------
                                          Percent              Percent
                                            of                   of
                                         Segment              Segment
                                Amount   Revenues   Amount    Revenues
                             =========================================
   Segment
    Manufacturing            $  691,000   10.2%  $1,050,000     9.3%
    Franchising                 394,000   10.6     (142,000)   (4.6)
    Brand Development           (36,000)  (2.2)    (133,000)   (8.5)
    Corporate                         -      -      (45,000)      -
                             ----------          ----------

      Consolidated           $1,049,000    8.7%  $  730,000     4.6%
                             ==========          ==========

   Consolidated operating income for the three months ended June 30, 2000 decreased by approximately $319,000. For the three months ended June 30, 2000, consolidated gross margin increased by approximately $881,000 and was offset by an increase in selling, general and administrative expenses in the amount of $1,200,000. The increase in gross margin resulted from higher revenues and lower raw material costs, offset by higher labor costs.

   Company-wide gross profit from the franchise system for the three months ended June 30, 2000 decreased by $383,000. This decrease was primarily due to a decrease in sales to franchisees and decreases in royalties and franchise fees. Company-wide gross profit from unaffiliated parties for the three months ended June 30, 2000 increased by $1,264,000.

   The increases in consolidated selling, general and administrative expenses for the three months ended June 30, 2000 of approximately $1,200,000 were due to increases in advertising and promotional expenses, consulting fees, officers' salaries and bad debt expense.

   Manufacturing segment operating income increased for the three months ended June 30, 2000 by approximately $359,000. Increases in manufacturing gross profit of approximately $993,000 were reduced by increases in selling, general and administrative expenses of approximately $634,000. These increases reflect additional expenditures in officers' salaries, professional fees, and travel and entertainment expenses.

   Franchising segment operating income for the three months ended June 30, 2000 decreased by approximately $536,000. This decrease was due to a decrease in gross margin of $415,000 and higher selling, general and administrative expenses of approximately $121,000. The decrease in gross margin resulted from lower sales, royalties and franchise fees. The increases in selling, general and administrative expenses were due primarily to increase in bad debt expense, convention and seminar costs, and marketing expenses.

   Brand development operating losses for the three months ended June 30, 2000, increased by approximately $97,000. Increases in gross margin of $284,000 for the three months were exceeded by higher selling, general and administrative expenses, primarily advertising and promotion costs.

   Net Income
   ----------

   Consolidated net income decreased for the three months ended June 30, 2000 by $565,000 from $891,000 in 1999 to $326,000 in 2000. The decrease was primarily due to the decreases in operating income and because of the provision for income taxes in 2000, while no provision for taxes was needed in 1999 because of the availability of net operating loss carryforwards.

   Liquidity and Capital Resources
   -------------------------------

   The Company's balance sheet reflects working capital of approximately $7,558,000 at June 30, 2000. The increase of $1,060,000 from December 31, 1999 reflects increases in accounts receivable, inventory, prepaid taxes and expenses offset by increases in accounts payable and accrued expenses. Cash flow generated from operations was approximately $704,000, a decrease of approximately $350,000 from June 30, 1999. Although net income of approximately $1,076,000 provided cash inflow, increased operating levels resulted in increases in accounts receivable, inventories, prepaid taxes and prepaid expenses. These increases were partially offset by increases in accounts payable, accrued liabilities and the issuance of stock for consulting fees.

   Cash used by investing activities in the aggregate amount of approximately $832,000 consists primarily of acquisitions of machinery and equipment. The Company is continuing to expand its productive capacity to meet anticipated increases in demand.

   The Company finances these activities through internally generated cash flows, and borrowings from its loan facility. At June 30, 2000, the Company had approximately $2,135,000 available under this facility.

   Management of the Company believes that internally generated funds and its available line of credit will be sufficient for its working capital requirements, capital expenditure needs and the servicing of its debt for at least the next twelve months.

   The Company is in the process of renegotiating its loan agreement to increase borrowing capacity at lower interest rates.

   During the first quarter of this year, the Company settled two class actions suits in the aggregate amount of $1,295,000 which is shown in the Consolidated Statements of Operations as other income.

   Cash decreased by $107,050 from December 31, 1999.

   Collective Bargaining Agreement
   -------------------------------

   As of May 15, 2000, the Company entered into a collective bargaining agreement with the Teamsters Union, Local 202. The agreement is for a three year term and expires on May 15, 2003. The Company estimates that this agreement will result in an increase in labor costs of approximately $2,200,000 over its term, assuming that the labor force stays at its present levels, together with approximately the same number of overtime hours.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     Not applicable.

Part II - Financial Information - Other Information

Item 1.  Legal Proceedings

   The Company is from time to time involved in ordinary and routine litigation. It is also involved in the following litigation:

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



   September 8, 2000                 EVERGOOD PRODUCTS CORPORATION

                                 By: /s/ Stephen R. Stern
                                     -----------------------------------
                                     Chief Financial Officer and
                                       Principal Accounting Officer