Form 10-Q/A
period 2000-06-30
EVERGOOD PRODUCTS CORP
filed 2000-09-21
CIK 714162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 30, 2000

                                       OR



( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period of                 to
                             ---------------    ---------------


                        Commission file number: 000-10981

                          EVERGOOD PRODUCTS CORPORATION


           Delaware                                          13-2640515
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                             Identification No.)

140 Lauman Lane, Hicksville, NY                                 11801
(Address of Principal Executive Offices)                      (Zip Code)


Registrant's telephone number, including area code   (516)  822-1230

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                             Yes (X)     No ( )

As of September 6, 2000, the registrant had 4,475,957 shares outstanding of its Common Stock, $.01 par value.

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



September 20, 2000                 EVERGOOD PRODUCTS CORPORATION

                                       By: /s/ Stephen R. Stern
                                          --------------------------------------
                                          Chief Financial Officer and

                                           Principal Accounting Officer