Form 10-Q
period 2000-09-30
EVERGOOD PRODUCTS CORP
filed 2000-11-14
CIK 714162

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended September 30, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period of ______________________ to ______________________


                        Commission file number: 000-10981

                          EVERGOOD PRODUCTS CORPORATION


                     Delaware                                 13-2640515
         (State of other jurisdiction of                    (IRS Employer
          incorporation or organization)                 Identification No.)


         140 Lauman Lane, Hicksville, NY                        11801
     (Address of Principal Executive Offices)                 (Zip Code)


Registrant's telephone number, including area code   (516) 822-1230


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes [ X ]         No  [   ]

As of November 10, 2000, the registrant had 4,475,957 shares outstanding of its Common Stock, $.01 par value.

EVERGOOD PRODUCTS CORPORATION
  AND SUBSIDIARIES

Index
================================================================================


                                                                                                       Page
Part I        Financial Information

  Item 1.     Unaudited Consolidated Financial Statements

                Balance Sheets                                                                          3-4
                  December 31, 1999 and September 30, 2000

                Statements of Operations                                                                 5
                  For the Three and Nine Months Ended September 30, 1999 and 2000

                Statements of Cash Flows                                                                6-7
                  For the Nine Months Ended September 30, 1999 and 2000

                Notes to Consolidated Financial Statements                                             8-12

  Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                              12-18

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                18


Part II       Other Information

  Item 1.     Legal Proceedings                                                                         18

  Item 6.     Exhibits and Reports on Form 8-K                                                          19


Signatures                                                                                              20

Part I  Financial Information

Item 1 Financial Statements

EVERGOOD PRODUCTS CORPORATION
  AND SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)
================================================================================

                                                                       December 31,            September 30,
                                                                           1999                    2000
                                                                       =====================================
Assets
   Current Assets
      Cash                                                                  $445,849                $334,847
      Restricted Cash                                                         36,410                       -
      Accounts Receivable - less allowance for doubtful
        accounts of $334,000 and $500,000 for 1999 and 2000,
        respectively                                                       5,330,484               7,340,620
      Accounts Receivable - Related Party - less allowance for
        doubtful accounts of $0 and $390,715 for 1999 and
        2000, respectively                                                   247,658                       -
      Current Maturities of Notes Receivable - less allowance
        for doubtful accounts of $75,000 and $74,000 for 1999
        and 2000, respectively                                               124,910                  50,982
      Inventory                                                            8,618,944               9,099,747
      Deferred Tax Asset                                                   1,456,000               1,227,000
      Deferred Franchising Costs                                              58,400                  64,400
      Prepaid Expenses and Other Current Assets                              443,565                 818,961
                                                                       -------------             -----------

                                                                          16,762,220              18,936,557
                                                                       -------------             -----------

   Fixed Assets                                                            1,224,699               2,328,509
                                                                       -------------             -----------

   Other Assets
      Notes Receivable - Net of Current Maturities                            42,414                 110,200
      Deferred Tax Asset                                                     510,000                 343,000
      Intangible Assets                                                            -                 300,474
      Other Assets                                                            16,118                  83,891
                                                                       -------------             -----------

                                                                             568,532                 837,565
                                                                       -------------             -----------

                                                                         $18,555,451             $22,102,631
                                                                       =============             ===========




See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
  AND SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)
================================================================================

                                                                        December 31,           September 30,
                                                                           1999                    2000
                                                                       =====================================
Liabilities and Stockholders' Equity
   Current Liabilities
      Accounts payable                                                    $8,744,554              $9,044,279
      Accrued Expenses and Sundry Liabilities                                812,930               1,736,360
      Unearned Franchise Fees                                                240,000                 197,500
      Income Taxes Payable                                                    35,740                  85,386
      Current Maturities of Long-Term Debt                                   258,250                 240,000
      Current Maturities of Loans Payable - Officers                         174,272                 116,501
                                                                       -------------            ------------

                                                                          10,265,746              11,420,026
                                                                       -------------            ------------

    Other Liabilities
      Loan Payable                                                         5,839,175               5,632,934
      Long-Tern Debt - Net of Current Maturities                             680,000               1,315,500
      Loans Payable - Officers - Net of Current Maturities                   110,323                  98,628
                                                                       -------------            ------------

                                                                           6,629,498               7,047,062
                                                                       -------------            ------------

   Commitments and Contingencies

   Stockholders' Equity
      Common Stock                                                            39,576                  45,462
      Additional Paid-In Capital                                           6,978,728               7,855,052
      Accumulated (Deficit)                                               (5,054,063)             (3,960,937)
                                                                       -------------            ------------
                                                                           1,964,241               3,939,577
      Less:  Treasury Stock                                                  304,034                 304,034
                                                                       -------------            ------------

                                                                           1,660,207               3,635,543
                                                                       -------------            ------------

                                                                         $18,555,451             $22,102,631
                                                                       =============            ============



See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
  AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

================================================================================

                                                               For the Three Months Ended            For the Nine Months Ended
                                                                     September 30,                         September 30,
                                                           -----------------------------------   -----------------------------------
                                                                1999               2000               1999               2000
                                                           ---------------    ----------------   ----------------   ----------------
Net Revenue                                                   $10,770,512         $15,903,426        $33,833,067        $47,050,419

Cost of Revenue                                                 7,340,673          11,520,387         23,560,724         33,889,245
                                                           ---------------    ----------------   ----------------   ----------------

                                                                3,429,839           4,383,039         10,272,343         13,161,174

Selling, General and Administrative Expenses                    2,766,469           3,992,860          7,889,762         11,907,814
                                                           ---------------    ----------------   ----------------   ----------------

Income Before Other Income (Expenses)                             663,370             390,179          2,382,581          1,253,360
                                                           ---------------    ----------------   ----------------   ----------------

Other Income (Expenses)
   Interest (Expense)                                            (163,332)           (229,253)          (494,204)          (638,364)
   Other Income                                                         -                   -                  -          1,295,630
                                                           ---------------    ----------------   ----------------   ----------------

                                                                 (163,332)           (229,253)          (494,204)           657,266
                                                           ---------------    ----------------   ----------------   ----------------

Income Before Provision For Income Taxes                          500,038             160,926          1,888,377          1,910,626
                                                           ---------------    ----------------   ----------------   ----------------

Provision for Income Taxes
   Current                                                              -             144,250                  -            421,500
   Deferred                                                             -                   -                  -            396,000
                                                           ---------------    ----------------   ----------------   ----------------

                                                                        -             144,250                  -            817,500
                                                           ---------------    ----------------   ----------------   ----------------

Net Income                                                       $500,038             $16,676         $1,888,377         $1,093,126
                                                           ===============    ================   ================   ================


Basic and Diluted Net Income per Share                        $      0.13         $      0.00        $      0.49        $      0.25
                                                           ===============    ================   ================   ================

Weighted Shares Used in Computation                             3,887,368           4,475,957          3,887,368          4,312,460
                                                           ===============    ================   ================   ================








See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
  AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

                                                                     Page 1 of 2
================================================================================

                                                                           For the Nine Months Ended
                                                                                September 30,
                                                                      ------------------------------------
                                                                          1999                  2000
                                                                      ------------------------------------
Cash Flows from Operating Activities
  Net Income                                                             $1,888,377            $1,093,126
                                                                      --------------        --------------
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
      Depreciation and amortization                                         160,457               368,627
      Stock issued for consulting fees                                            -               684,821
      Increase (decrease) in allowance for doubtful
        accounts and notes receivable                                       (37,878)              555,715
      Write-off of accounts receivable and notes receivable                       -                72,235
      (Gain) on sale of machinery and equipment                                   -                (8,000)
      (Increase) decrease in:
        Accounts receivable                                              (1,676,153)           (2,247,373)
        Accounts receivable - related party                                (178,227)             (143,057)
        Inventory                                                          (367,382)             (480,803)
        Deferred franchising costs                                            5,540                (6,000)
        Prepaid expenses and other current assets                             8,202              (375,396)
        Notes receivable                                                     65,890                 6,142
        Deferred tax assets                                                       -               396,000
        Other assets                                                          4,324               (67,773)
      Increase (decrease) in:
        Accounts payable                                                    (71,301)              299,725
        Accrued expenses and sundry liabilities                             169,059               923,430
        Unearned franchise fees                                             (31,250)              (42,500)
        Income taxes payable                                                      -                49,646
                                                                      --------------        --------------

                                                                         (1,948,719)              (14,561)
                                                                      --------------        --------------

                                                                            (60,342)            1,078,565
                                                                      --------------        --------------

Cash Flow from Investing Activities
  Purchase of fixed assets                                                 (499,675)           (1,458,020)
  Acquisition of a franchise store                                                -              (117,500)
  Proceeds from sale of machinery and equipment                                   -                 8,000
  Restricted cash as security for equipment lease                                 -                36,410
                                                                      --------------        --------------

                                                                           (499,675)           (1,531,110)
                                                                      --------------        --------------

See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
  AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
                                                                     Page 2 of 2
================================================================================

                                                                           For the Nine Months Ended
                                                                                September 30,
                                                                      ------------------------------------
                                                                          1999                  2000
                                                                      ------------------------------------
Cash Flow from Financing Activities
  Increase (decrease) in loan payable                                       846,458              (206,241)
  Increase (decrease) of notes payable                                     (219,761)              617,250
  Decrease of officers' loans                                               (81,093)              (69,466)
                                                                      --------------        --------------

                                                                            545,604               341,543
                                                                      --------------        --------------

Increase (Decrease) in Cash                                                 (14,413)             (111,002)

Cash - beginning                                                            751,664               445,849
                                                                      --------------        --------------

Cash - end                                                                 $737,251              $334,847
                                                                      ==============        ==============









See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2000

                                                                     (Unaudited)

--------------------------------------------------------------------------------

1 - Unaudited Interim Statements

    The accompanying unaudited consolidated financial statements of Evergood Products Corporation and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. These financial statements and notes should be read in conjunction with the financial statements and notes thereof included in the Company's Registration Statement on Form 10, filed on May 25, 2000 and as amended on October 25, 2000.

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

    Weighted average shares presented in the accompanying financial statements have been adjusted for all periods presented to give retroactive effect to 140,993 shares issued March 2000 to the Company's controlling stockholder in exchange for his minority ownership interests in two of the Company's subsidiaries.

3 - Inventory

    Inventory is comprised of the following:

                           December 31, 1999    September 30, 2000
                           -----------------    ------------------

     Raw Materials             $4,078,344            $3,837,708
     Work-in-Process            1,180,092             1,702,929
     Finished Goods             3,360,508             3,559,110
                               ----------            ----------
                               $8,618,944            $9,099,747
                               ==========            ==========


Continued                                                                      8

4 - Segment Disclosure

    The Company produces and sells vitamins and mineral products and other nutritional supplements. The Company sells its products under its customers' private labels, under a brand developed by one of its subsidiaries and, pursuant to a license and supply agreement, through the Great Earth franchise system under the Great Earth label.

    The Company has three reportable segments determined primarily by the nature of the revenue producing activity and the market to which it is directed: manufacturing, franchising and brand development. The manufacturing segment obtains revenue from the manufacture and sale of vitamins and nutritional supplements to wholesalers who, in turn, distribute these products under their own private labels. This segment also manufactures products for the Company's Great Earth (franchising) and Bodyonics (brand development) segments. The franchising segment obtains revenue from the franchising of Great Earth vitamin stores, the collection of royalties and the sale of Great Earth brand vitamins and nutritional supplements to Great Earth franchisees, and from a franchise store acquired during the year 2000, which is owned 100% by the Company. The brand development segment obtains revenue from the wholesale and retail sale of vitamins and nutritional supplements under its own nationally advertised brand name.

    Segment information for the three and nine months ended September 30, 1999 and 2000 was as follows:

                                                                Brand
                              Manufacturing     Franchising     Development     Corporate     Total
                              -------------     -----------     -----------     ---------     -----

Three Months Ended
  September 30, 1999
  Net revenue from
    external customers         $ 5,478,000     $3,736,000      $1,557,000   $        -    $10,771,000
  Intersegment net sales         3,698,000         20,000               -            -      3,718,000
  Operating income (loss)          516,000        171,000         (22,000)      (2,000)       663,000
  Total assets                   8,849,000      5,251,000       2,624,000      308,000     17,032,000


                                                               Brand
                             Manufacturing     Franchising     Development     Corporate     Total
                             -------------     -----------     -----------     ---------     -----

Three Months Ended
  September 30, 2000
  Net revenue from
    external customers         $11,408,000     $3,038,000      $1,457,000   $        -    $15,903,000
  Intersegment net sales         1,980,000         32,000               -            -      2,012,000
  Operating income (loss)        1,549,000       (506,000)       (659,000)       6,000        390,000
  Total assets                  13,509,000      4,924,000       2,428,000    1,242,000     22,103,000

Continued                                                                      9

                                                                                         Brand
                                                       Manufacturing     Franchising     Development     Corporate         Total
                                                       -------------     -----------     -----------     ---------         -----
Nine Months Ended
 September 30, 1999
 Net revenue from
  external customers                                     $18,478,000    $11,098,000     $ 4,257,000     $           -    $33,833,000
 Intersegment net sales                                    8,771,000         49,000               -                 -      8,820,000
 Operating income (loss)                                   1,866,000      1,003,000        (487,000)                -      2,382,000
 Total assets                                              8,849,000      5,251,000       2,624,000           308,000     17,032,000

                                                                                         Brand
                                                       Manufacturing     Franchising     Development     Corporate         Total
                                                       -------------     -----------     -----------     ---------         -----
Nine Months Ended
 September 30, 2000
 Net revenue from
  external customers                                     $33,080,000    $ 9,372,000     $ 4,598,000   $             -    $47,050,000
 Intersegment net sales                                    7,373,000        142,000               -                 -      7,515,000
 Operating income (loss)                                   3,719,000       (672,000)     (1,043,000)         (751,000)     1,253,000
 Total assets                                             13,509,000      4,924,000       2,428,000         1,242,000     22,103,000

Revenue from the franchising segment is comprised of the following:

                                                         For the Three Months Ended      For the Nine Months Ended
                                                         --------------------------     ---------------------------
                                                                September 30,                   September 30,
                                                         --------------------------     ---------------------------
                                                             1999           2000            1999           2000
                                                         -----------    -----------     ------------    -----------
Sale of Products                                         $ 3,140,000    $ 2,614,000     $  9,284,000    $ 8,029,000
Royalties                                                    496,000        394,000        1,467,000      1,183,000
Sale of Franchises                                           100,000         30,000          348,000        160,000
                                                         -----------    -----------     ------------    -----------
                                                         $ 3,736,000    $ 3,038,000     $ 11,099,000    $ 9,372,000
                                                         ===========    ===========     ============    ===========

Product sales include $146,000 of sales for the current three and nine month periods from a Company-owned franchise store, which was acquired during the year 2000.

5 - Litigation

    The Company is a defendant in two lawsuits instituted during 1999 in State Court of California. Each suit arises from allegations by the respective plaintiff that the Company used their images in, among other things, advertisements and product packaging without their authorization. Each suit claims damages for invasion of the right to privacy, conversion and loss of future earnings. Additionally, each suit seeks injunctive relief. The suits are currently in a discovery stage, accordingly, the Company is unable to predict what the likely outcome will be at this time. Certain causes of action under these lawsuits are not covered under the Company's insurance policies, however, management believes that any potential liability over and above that which is covered by insurance will not have a material financial impact on the Company.

Continued                                                                    10

6 - Share Exchange Agreement

    In March 2000, the Company consummated a share exchange agreement whereby it acquired the 20% minority interests held in two of its subsidiaries: GEC and Bodyonics. The minority interests were acquired from two individuals, both of whom serve as officers and directors of the Company, and one of whom is the Company's controlling stockholder and the other is a significant stockholder. The individuals owned equal interests in the subsidiaries and each were issued 140,993 shares of the Company's common stock.

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

7 - Shares Issued to Consultant

    In May 2000, the Company entered into a consulting agreement effective for a term of one year commencing March 1, 2000. Additionally, the Company issued 447,596 shares of common stock to the consulting firm as compensation for services rendered to date. The fair value of the shares issued is approximately $685,000, which is reflected as a compensation charge in March 2000.

8 - Loan Agreement

    As of August 30, 2000, the Company renegotiated its loan agreement with its present lender. As Amended, the agreement provides borrowings to a maximum of $9,500,000. The loan is collateralized by the Company's Accounts Receivable, Inventory, and certain Fixed Assets, and expires on August 17, 2004. As amended, the agreement also provides that the Company shall pay an interest rate of 1% higher than the rate of interest publicly announced by the Chase Manhattan Bank (Chase Prime). In addition, if the Company's Net Income, exclusive of any extraordinary items, is at least $850,000 in any year, commencing with the fiscal year ending December 31, 2001 (a "Qualifying Fiscal Year"), the interest rate shall be reduced by one quarter of one percent (.25%) per annum, if no event of default has occurred under the terms of the agreement; provided, the interest rate per annum shall not be lower than one half of one percent (.5%) in excess of the Chase Prime. In the event that the Company has a net loss in any fiscal year following a Qualifying Fiscal Year, the interest rate shall increase by one quarter of one percent (.25%) per annum.

9 - Accounts Receivable - Related Party

    In August, 1999, HSSB Holdings Corp. ("HSSB"), an entity owned by two individuals who serve as officers and directors of the Company (one of whom is the Company's controlling stockholder) acquired two troubled franchise locations located in Long Island, New York, from the prior owner who had fallen significantly behind in payments to the Company. The stores were acquired for HSSB's assumption of liabilities owed to the Company (amounting to $110,915) and certain obligations related to the leased premises. Since acquisition, HSSB has expended significant amounts to renovate and refurbish the acquired stores and for advertising and promotion to reestablish market presence. However, it has been unable to generate adequate cash flows from the acquired stores to make any payments on amounts owed to the Company, including additional amounts of


Continued                                                                    11
     approximately $268,800 for product purchased subsequent to the acquisition and $11,000 of non-interest bearing advances.

     The owners of HSSB are presently evaluating what steps can be taken to bring these stores to profitability. However, due to the uncertainty of HSSB's ability to generate adequate future cash flows, the Company has deemed it necessary to fully reserve against the receivable totaling $390,715 at September 30, 2000. Furthermore, due to the uncertainty of the Company realizing payment for any future sales made on account to HSSB, the Company has determined that, until such time as conditions warrant otherwise, future sales to HSSB should be recorded on a cash receipts basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact in this report are forward-looking statements. Such forward-looking statements are based on the current beliefs of management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's history of losses; the need to obtain additional financing and the ability to obtain such financing; outstanding indebtedness; the ability to hire and retain key personnel; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which the Company operates; uncertainties relating to government and regulatory policies and other political risks; uncertainties relating to customer plans and commitments; cost of availability of component materials and inventories; effect of governmental export and import policies; the highly competitive environment in which the Company operates; potential entry of new-capitalized competitors into the Company's markets; and the uncertainty regarding the Company's continued ability, through the sales growth, to absorb the increasing costs incurred and expected to be incurred in connection with its business activities. The words believe, expect, anticipate, intend and plan and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

     General

     The Company has three reportable segments determined primarily by the nature of the revenue producing activity and the market to which it is directed: manufacturing, franchising and brand development. The manufacturing segment obtains revenue from the manufacture and sale of vitamins and nutritional supplements to wholesalers who, in turn, distribute these products under their own private labels. This segment also manufactures products for the Company's Great Earth (franchising) and Bodyonics (brand development) segments. The franchising segment obtains revenue from the franchising of Great Earth vitamin stores, the collection of royalties and the sale of Great Earth brand vitamins and nutritional supplements to Great Earth franchisees. The brand development segment obtains revenues from the wholesale and retail sale of vitamins and nutritional supplements under its own nationally advertised brand name.



Continued                                                                    12

     Results of Operations

     Nine months ended September 30, 2000 compared with nine months ended September 30, 1999.

     Revenue
     -------

     Revenue for the nine months ended September 30, 1999 and 2000 is as follows:

                                             For the Nine Months Ended
                                                   September 30,
                                     -----------------------------------------
                                             1999                 2000
                                     -----------------------------------------
                                       Amount     Percent    Amount    Percent
                                       ------     -------    ------    -------
 Segment:
  Manufacturing                      $18,478,000    54.6%  $33,080,000   70.3%
  Franchising                         11,098,000    32.8%    9,372,000   19.9%
  Brand Development                    4,257,000    12.6%    4,598,000    9.8%
                                     -----------   -----   -----------  -----

 Consolidated                        $33,833,000   100.0%  $47,050,000  100.0%
                                     -----------   -----   -----------  -----

Consolidated revenue for the nine months ended September 30, 2000 increased by approximately $13,217,000 from $33,833,000 in 1999 to $47,050,000 in 2000 or
39.1%.

Revenue from product sales by all segments increased by approximately $13,688,000 from $32,019,000 in 1999 to $45,707,000 in 2000 or 42.8%. Company-
wide sales through the franchise system decreased by approximately $1,418,000 from $9,582,000 in 1999 to $8,164,000 in 2000 or 14.8%. The current year's revenue includes $146,000 of sales by a franchise store acquired during the year 2000, which is 100% owned by the Company. Company-wide sales to unaffiliated customers increased by approximately $15,107,000 from $22,436,000 in 1999 to $37,543,000 in 2000 or 67.3%. Consolidated revenue also include royalties and franchise fees earned by the franchising segment. Royalties decreased approximately $284,000 for the nine months ended September 30, 2000 from $1,467,000 in 1999 to approximately $1,183,000 in 2000. For the nine months ended September 30, 2000, franchise fee revenue decreased by approximately $187,000 from approximately $348,000 in 1999 to $161,000 in 2000.

Manufacturing segment sales increases of approximately $14,602,000 for the nine months ended September 30, 2000 were primarily due to increased sales to the Company's four largest customers. There were no significant changes in selling prices during these periods. Selling prices are based on the cost of manufacturing plus a margin that varies based on the brand and, in some cases, a particular product.

The decrease in franchising segment revenue of approximately $1,726,000 for the nine months ended September 30, 2000, primarily reflects a decrease in sales of products to franchisees, lower royalties and lower franchise fees. The decline in sales was primarily due to increased competition from national vitamin chains, vitamin discounters and Internet users. The current year's revenue also includes $146,000 of sales by a franchise store acquired during the year 2000, which is 100% owned by the Company.

Brand development sales increased by approximately $341,000 in the nine months ended September 30,

Continued                                                                    13

2000. The increase in this segment's sales was primarily due to increased advertising and promotional expenditures.

The Company continued to experience substantial sales growth during the first nine months of 2000 and it believes that this trend will continue for the balance of the fiscal year.

Operating Income
----------------

Operating income for the nine months ended September 30, 1999 and 2000 is as follows:

                                                                           For the Nine Months Ended
                                                                                 September 30,
                                                      ---------------------------------------------------------------------
                                                                       1999               2000
                                                      ---------------------------------------------------------------------
                                                         Amount        Percent           Amount              Percent
                                                         ------        of                ------              of
                                                                       Segment                               Segment
                                                                       Revenues                              Revenues
                                                                       --------                              --------
         Segment:
           Manufacturing                              $  1,866,000       10.1%          $3,719,000            11.2%
           Franchising                                   1,003,000        9.0%            (672,000)           (7.2)%
           Brand Development                              (487,000)     (11.4)%         (1,043,000)          (22.6)%
           Corporate                                             -                        (751,000)              -
                                                      ------------                      ----------
         Consolidated                                 $  2,382,000       7.0%           $1,253,000             2.7%
                                                      ============                      ==========

Consolidated operating income for the nine months ended September 30, 2000 decreased by $1,129,000. For the nine months ended September 30, 2000, consolidated gross margin increased by approximately $2,889,000, and was offset by an increase in selling, general and administrative expenses in the amount of $4,018,000. The increase in gross margin resulted from higher revenue, lower raw material costs and lower labor costs.

Company-wide gross profit from the franchise system for the nine months ended September 30, 2000 decreased by $887,000. This decreased was primarily due to a decrease in sales to franchisees and decreases in royalties and franchise fees. Company-wide gross profit from unaffiliated parties for the nine months ended September 30, 2000 increased by $3,776,000.

The increase in consolidated selling, general and administrative expenses for the nine months ended September 30, 2000 of approximately $4,018,000 was due to increases in advertising and promotional expenses, salaries, professional and consulting fees and bad debt expense, including $391,000 of reserves recorded against related party receivables. Also reflected in the 2000 period is a non-cash expense of approximately $685,000 related to stock issued to a consultant.

Manufacturing segment operating income increased for the nine months ended September 30, 2000 by approximately $1,853,000. Increases in manufacturing gross profit of approximately $3,230,000 were reduced by increases in selling, general and administrative expenses of approximately $1,377,000. These increases reflect additional expenditures in salaries, professional fees and travel and entertainment.

Franchising segment operating income for the nine months ended September 30, 2000 decreased by approximately $1,675,000. This decrease was due to a decrease in gross margin of $771,000 and higher selling, general and administrative expenses of approximately $904,000. The decrease in gross margin

Continued                                                                    14
resulted from lower sales, royalties and franchise fees. The increase in selling, general and administrative expenses was due primarily to bad debt expense (including approximately $374,000 of reserves recorded against related party receivables), conventions and seminars and salaries. The current year's operating income includes an operating loss of approximately $24,000 from a franchise store acquired in 2000.

Brand development operating losses for the nine months ended September 30, 2000 increased by approximately $556,000. Increases in gross margin of $429,000 resulted from higher volume and better margins. These were offset by higher selling, general and administrative expenses, of approximately $985,000, primarily for advertising and promotion.

Net Income
----------

Consolidated net income decreased by $ 795,000 from $1,888,000 in 1999 to $1,093,000 in 2000. The decrease was primarily due to the decrease in operating income and the provision for income taxes in 2000, while no provision for taxes was needed in 1999 because of the availability of net operating loss carryforwards. The nine months ended September 30, 2000 also reflects approximately $1,296,000 in litigation recoveries.

Three months ended September 30, 2000 compared to three months ended September 30, 1999.

Revenue
-------

Revenue for the three months ended September 30, 1999 and 2000 is as follows:

                                             For the Three Months Ended
                                                    September 30,
                                -----------------------------------------------------
                                            1999                    2000
                                -----------------------------------------------------
                                   Amount     Percent         Amount         Percent
                                   ------     of              ------         of
                                              Segment                        Segment
                                              Revenues                       Revenues
                                              --------                       --------
Segment:
  Manufacturing                 $ 5,478,000     50.9%      $11,408,000         71.7%
  Franchising                     3,736,000     34.7%        3,038,000         19.1%
  Brand Development               1,557,000     14.4%        1,457,000          9.2%
                                -----------    -----       -----------        -----
Consolidated                    $10,771,000    100.0%      $15,903,000        100.0%
                                -----------    -----       -----------        -----

Consolidated revenue for the three months ended September 30, 2000 increased by approximately $5,132,000, an increase of approximately 47.6%.

Revenue from product sales by all segments increased by approximately $5,306,000 from $10,174,000 in 1999 to $15,480,000 in 2000 or 52.2%. The current year's revenue includes $146,000 of sales by a franchise store acquired during the year 2000, which is 100% owned by the Company. Company-wide sales through the franchise system decreased by $584,000 from $3,194,000 in 1999 to $2,610,000 in 2000 or 18.3%. Company-wide sales to unaffiliated customers increased by approximately $5,890,000 from $6,980,000 in 1999 to $12,870,000 in 2000 or
84.4%. Consolidated revenue also include royalties and franchise fees earned by the franchising segment. Royalties decreased approximately $102,000 to $394,000 in the three months ended September 30, 2000 from $496,000 in 1999. Franchise fees for the

Continued                                                                    15
three months ended September 30, 2000 decreased by approximately $70,000 from $100,000 in 1999 to $30,000 in 2000.

Manufacturing segment sales increases of approximately $5,930,000 for the three months ended September 30, 2000 were primarily due to increased sales to the Company's four largest customers. There were no significant changes in selling prices during these periods. Selling prices are based on the cost of manufacturing plus a margin that varies based on the brand and, in some cases, a particular product.

The decrease in the franchising segment revenue of approximately $698,000 in the three months ended September 30, 2000 primarily reflects a decrease in sales of products to franchisees, lower royalties and lower franchise fees. The revenue also includes $146,000 of sales by a franchise store, acquired during the year 2000, which is 100% owned by the Company. Franchise revenue was directly affected by a decrease in sale of products to franchisees, lower royalties and franchise fees. The decline in sales was primarily due to increased competition from national chains, vitamin discounters and internet users.

Brand development sales decreased by approximately $100,000 to $1,457,000.

Operating Income
----------------

Operating income for the three months ended September 30, 1999 and 2000 is as follows:


                                            For the Three Months Ended
                                                    September 30,
                                ---------------------------------------------------
                                         1999                       2000
                                ---------------------------------------------------
                                 Amount       Percent      Amount          Percent
                                 ------       of           ------          of
                                              Segment                      Segment
                                              Revenues                     Revenues
                                              --------                     --------
Segment:
  Manufacturing                 $ 516,000        9.4%    $ 1,549,000        13.6%
  Franchising                     171,000        4.6%       (506,000)      (16.7)%
  Brand Development               (22,000)      (1.4)%      (659,000)      (45.2)%
  Corporate                        (2,000)       -             6,000         -
                                ---------                -----------
Consolidated                    $ 663,000        6.2%    $   390,000         2.5%
                                =========                ===========

Consolidated operating income for the three months ended September 30, 2000 decreased by $273,000. For the three months ended September 30, 2000, consolidated gross margin increased by approximately $953,000 and was offset by an increase in selling, general and administrative expenses in the amount of $1,226,000. The increase in gross margin resulted from higher revenue and lower raw material costs, offset by higher labor costs.

Company-wide gross profit from the franchise system for the three months ended September 30, 2000 decreased by $259,000. This decreased was primarily due to a decrease in sales to franchisees and decreases in royalties and franchise fees. Company-wide gross profit from unaffiliated parties for the three months ended September 30, 2000 increased by $1,214,000.

Continued                                                                    16

The increase in consolidated selling, general and administrative expenses for the three months ended September 30, 2000 of approximately $1,226,000 were due to increases in advertising and promotional expenses, salaries, professional and consulting fees and bad debt expense, including $391,000 of reserves recorded against related party receivables.

Manufacturing segment operating income increased for the three months ended September 30, 2000 by approximately $1,033,000. Increases in manufacturing gross profit of approximately $1,299,000 were reduced by increases in selling, general and administrative expenses of approximately $266,000. These increases reflect additional expenditures in salaries, professional fees and travel and entertainment.

Franchising segment operating income for the three months ended September 30, 2000 decreased by approximately $677,000. This decrease was due to a decrease in gross margin of $155,000 and higher selling, general and administrative expenses of approximately $522,000. The decrease in gross margin resulted from lower sales, royalties and franchise fees. The increase in selling, general and administrative expenses was due primarily to bad debt expense (including approximately $374,000 of reserves against related party receivables), conventions and seminars, and salaries. The current year's operating income includes an operating loss of approximately $24,000 from a franchise store acquired in 2000.

Brand development operating losses for the three months ended September 30, 2000 increased by approximately $681,000. This resulted from a decrease in gross margin of $190,000 and higher selling, general and administrative expenses of approximately $491,000, primarily for advertising and promotion costs.

Net Income
----------

Consolidated net income decreased for the three months ended September 30, 2000 by $483,000 from $500,000 in 1999 to $17,000 in 2000. The decrease was primarily due to the decrease in operating income and the provision for income taxes in 2000, while no provision for taxes was needed in 1999 because of the availability of net operating loss carryforwards.

Liquidity and Capital Resources

The Company's balance sheet reflects working capital of approximately $7,517,000 at September 30, 2000. The increase of $1,021,000 from December 31, 1999 reflects increases in accounts receivable, inventory and prepaid expenses offset by increases in accounts payable and accrued expenses. Cash flow generated from operations was approximately $1,079,000, an increase of approximately $1,139,000 from the nine months ended September 30, 1999. Although net income of approximately $1,093,000 provided cash inflow, increased operating levels resulted in increases in accounts receivable, inventories and prepaid expenses. These increases were primarily offset by increases in accounts payable and accrued expenses. Also, approximately $685,000 of expenses were non-cash since they resulted from the issuance of stock for consulting fees.

Cash used by investing activities in the aggregate amount of approximately $1,531,000 consists primarily of acquisitions of machinery and equipment. The Company is continuing to expand its productive capacity to meet anticipated increases in demand. In addition, approximately $118,000 was expended for the acquisition of a franchise store in California.

The Company finances these activities through internally generated cash flows, and borrowings from its loan facility. At September 30, 2000, the Company had approximately $1,658,000 available under this facility.


Continued                                                                    17

Management of the Company believes that internally generated funds and its available line of credit will be sufficient for its working capital requirements, capital expenditure needs and the servicing of its debt for the next twelve months.

During the first quarter of the year, the Company settled two class action suits and received the aggregate amount of $1,296,000 which is shown in the Consolidated Statements of Operations as other income.

Cash decreased by approximately $111,000 from December 31, 1999.

As of May 15, 2000, the Company entered into a collective bargaining agreement with the Teamsters Union, Local 202. The agreement is for a three-year term and expires on May 15, 2003. The Company estimates that this agreement will result in an increase in labor costs of approximately $2,200,000 over its term, assuming that the labor force stays at its present levels, together with approximately the same number of overtime hours.

As of August 30, 2000, the Company renegotiated its loan agreement with its present lender. As amended, the agreement provides for borrowings to a maximum of $9,500,000. The loan is collateralized by the Company's Accounts Receivable, Inventory, and certain Fixed Assets, and expires on August 17, 2004. The agreement also provides that the Company shall pay an interest rate of 1% higher than the rate of interest publicly announced by the Chase Manhattan Bank (Chase Prime). In addition, if the Company's Net Income, exclusive of any extraordinary items, is at least $850,000 in any year, commencing with the fiscal year ending December 31, 2001 (a "Qualifying Fiscal Year"), the interest rate shall be reduced by on quarter of one percent (.25%) per annum, if no event of default has occurred under the terms of the agreement; provided, the interest rate per annum shall not be lower than one half of one percent (.5%) in excess of the Chase Prime. In the event that the Company has a net loss in any fiscal year following a Qualifying Fiscal Year, the interest rate shall increase by one quarter of one percent (.25%) per annum.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         Not applicable.

Part II - Other Information

Item 1.  Legal Proceedings

         The Company is from time to time involved in ordinary and routine litigation. It is also involved in the following litigation:

         In March 1999 and May 1999, Frank Hillenbrand and Jonathan Aube, respectively, each commenced an action against the Company in the Superior Court of California, County of Riverside, Indio Branch. Each suit arises from allegations by the respective plaintiff that the Company used their images in, among other things, advertisements and product packaging without their authorization. Each suit claims damages for invasion of privacy, invasion of the right to privacy, conversion and loss of future earnings. Additionally, each suit seeks injunctive relief. The suits are currently in a discovery stage. Accordingly, the Company is unable to predict what the likely outcome will be at this time. Certain causes of action under these lawsuits are not covered under the Company's insurance policies; however, management believes that any potential liability over and above that which is covered by insurance will not have a material financial impact on the Company.


Continued                                                                    18

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 27.  Financial Data Schedule

(b)      Reports on Form 8-K
         None

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






   November 14, 2000                  EVERGOOD PRODUCTS CORPORATION

                                      By:      /s/ Stephen R. Stern
                                               -------------------------------
                                               Stephen R. Stern
                                               Chief Financial Officer and
                                                 Principal Accounting Officer