Form 10-K
period 2000-12-31
EVERGOOD PRODUCTS CORP
filed 2001-04-02
CIK 714162

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to _________

Commission file number:  000-10981
                         ---------

                          EVERGOOD PRODUCTS CORPORATION
--------------------------------------------------------------------------------
             (Name of Exact Registrant as Specified in Its Charter)

                    Delaware                                                   13-2640515
--------------------------------------------------------------      ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)      (I.R.S. Employer Identification No.)

                  140 Lauman Lane, Hicksville, NY                                 11801
--------------------------------------------------------------      ------------------------------------
             (Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including area code:   (516) 822-1230
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(c) of the Act: Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 26, 2001 was approximately $15,197.84.

     As of March 26, 2001, 4,475,957 shares of the registrant's Common Stock, par value $.01 per share were outstanding.

Documents Incorporated By Reference:  None

                                     PART I

ITEM 1. BUSINESS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact in this report are forward-looking statements. Such forward-looking statements are based on the current beliefs of management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Evergood to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: Evergood's history of losses; the need to obtain additional financing and the ability to obtain such financing; outstanding indebtedness; the ability to hire and retain key personnel; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which Evergood operates; uncertainties relating to government and regulatory policies and other political risks; uncertainties relating to customer plans and commitments; cost of availability of component materials and inventories; effect of governmental export and import policies; the highly competitive environment in which Evergood operates; potential entry of new-capitalized competitors into Evergood's markets; and the uncertainty regarding Evergood's continued ability, through sales growth, to absorb the increasing costs incurred and expected to be incurred in connection with its business activities. The words believe, expect, anticipate, intend and plan and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

General

     Evergood Products Corporation, together with its subsidiaries, related and affiliated entities (collectively, "Evergood"), is a manufacturer, franchisor, marketer, distributor and retailer of a wide line of high quality, value priced, branded and non-branded vitamins and minerals and nutritional supplements in the United States, Europe and the Far East. Evergood currently manufactures, markets, distributes and retails more than 1,500 different vitamins and nutritional supplements including, vitamins, minerals, herbs, amino acids, sports nutrition products, diet aids and other nutritional supplements. Evergood markets its products primarily through the following channels of distribution:

 .    franchised Great Earth vitamin stores located throughout the United States;

 .    wholesale distribution through boutique vitamin and nutritional supplements stores, chain vitamin and nutritional supplements stores and independent health food stores;

 .    through Livingston Healthcare Services, Inc., or LHSI, a contract warehouse with facilities currently in Rancho Cucamonga, California; and

 .    Evergood's facility located in Hicksville, New York

     Through its wholly-owned subsidiary Phoenix Laboratories, Inc., Evergood manufactures substantially all of the vitamins and nutritional supplements which are sold and marketed under its Great Earth(R)and Bodyonics(R)brands. There are currently more than 400 products marketed at retail under the Great Earth brand in Great Earth's franchise stores and through mail order. Evergood markets and sells more than 40 products under its Bodyonics brand in various retails outlets including at GNC stores, Great Earth stores, The Vitamin Shoppe stores, independent health stores and other distributors, various gyms and fitness centers and through direct response and mail order. Phoenix also manufactures vitamin and nutritional supplements on a contract basis for several well-known vitamin and nutritional supplement companies.

     Evergood's business strategy is:

 .    to continue to expand the Great Earth franchise systems through marketing and advertising in order to increase the number of franchised stores and locations;

 .    to increase retail sales by franchisees of the Great Earth proprietary brand of vitamin and nutritional supplements through in-store marketing, regional advertising, local advertising, cable television advertising and Internet sales;

 .    to continue to manufacture, market and sell, at wholesale and retail, innovative vitamins and nutritional supplements under both the Great Earth and the Bodyonics brands;

 .    to enhance Bodyonics reputation as a premiere brand for sports nutrition, vitamin and nutritional supplements through national advertising through newspapers, magazines, event sponsorship, direct response advertising, radio advertising, and endorsements by well-known fitness and bodybuilder personalities; and

 .    to continue to increase the amount of Phoenix's private label contract manufacturing.

Evergood is a Delaware domestic corporation, which was formed in June 1969, more than 30 years ago.

Products

     Phoenix maintains a state of the art laboratory where it currently employs approximately ten (10) chemists who, under the supervision of Evergood's President, formulate the products it manufactures for Great Earth, Bodyonics and other contract manufacturers. Currently, Phoenix manufactures over 1,500 products including minerals, herbs and amino acids. Phoenix manufactures products in various potency levels, sizes, formulations, and delivery forms including tablets, soft gel and hard shell capsules, chewables, powders and liquids. Products are packaged in single vitamins and through multi-vitamin packets. Great Earth(TM) products are sold only through the Great Earth vitamin franchise chains in the United States. Bodyonics(TM) products are sold through various distribution channels including but not limited to, Great Earth, GNC, The Vitamin Shoppe and independent distributors, independent health stores, gyms and fitness centers and through direct response advertising throughout the United States. The contract manufacturing which Phoenix engages in permits Phoenix manufactured products to be marketed through numerous other distribution channels as well.

Product Formulation

     Evergood's products are formulated through the efforts of its staff of professionals, several of whom hold doctorate degrees, with specialties in biochemistry, nutrition, dietetics, pharmacy, food science, natural products chemistry and naturopathy. The core strategy employed by Evergood in formulating new products is to identify emerging market demand and to develop effective, science-based formulas and technologies to increase its market share. New product ideas are generated from a variety of sources, including independent and company-sponsored scientific and market research, affiliation with fully accredited institutions of higher learning located in the United States, reports in scientific and medical periodicals, and information and suggestions received from vendors and others.

     In order to determine the feasibility of developing, producing and selling a new product, under the supervision of Evergood's President, Mel Rich, Evergood's personnel submit new product ideas to representatives of Evergood's sales, marketing, purchasing, manufacturing and finance departments and to members of senior management. As part of this overall feasibility analysis, Evergood's quality control and regulatory departments also conduct a thorough investigation of the safety and efficacy of each proposed new product as well as an analysis of potential patent, trademark and other legal and regulatory issues. Evergood's purchasing department then obtains the raw materials necessary to produce the new product. After quality testing, Evergood begins production of an initial pilot sample to determine various product characteristics and ensure that the product will meet all applicable regulatory and internal quality standards. Based on these tests, final labels and product specifications, including any substantiated statements of nutritional support, such as structure and function claims for the new product, are developed. Evergood has typically been able to complete the cycle from product concept to final production in a period ranging from several weeks to several months.

Manufacturing

     Evergood believes it has a reputation for being a highly efficient manufacturing facility that is registered as a drug establishment by the Food and Drug Administration, or FDA. Its manufacturing facility has been operating for more than 30 years and began as a manufacturer of pharmaceuticals. Evergood continues to maintain the same high standards and quality controls that were initially needed to obtain FDA registration in its manufacturing of vitamin and nutritional supplements, as well as in its significantly smaller pharmaceutical manufacturing business.

     Evergood believes that because it is a full service manufacturer, which performs its own studies, testing and manufacturing, it has and maintains efficient and cost effective production. Evergood believes that its FDA registration is an indication of the quality of its manufacturing processes and that such approval is a competitive advantage as most other vitamin and nutritional supplements manufacturers are not FDA registered.

     In addition to its science-based manufacturing, Evergood has a manufacturing process which includes the following:

 .    effective and cost efficient purchase of high quality bulk raw materials;

 .    mix, blend and granulate measured ingredients into a mixture of a homogenous consistency in state of the art machinery;

 .    encapsulate or tablet the blended mixture according to the most effective dosage, in state of the art equipment; and

 .    coat the completed tablet.

     After the manufacturing process is completed and the product is ready for bottling, Evergood's automated equipment and production line counts the tablets, inserts them into specially designed recyclable product bottles, adds a specially designed tamper evident hinged cap with an inner safety seal and affixes a label identifying the bottle contents.

     Raw Materials

     The principal raw materials used in the manufacturing process are natural and synthetic vitamins, purchased from bulk manufacturers in the United States, Japan and Europe. Evergood purchases its raw materials from multiple sources including some of the largest pharmaceutical and chemical companies in the world. Although Evergood's raw materials and packaging supplies are readily available from multiple suppliers, two suppliers currently provide approximately 16.3% and 13.3% of Evergood's purchases. Evergood believes that the loss of its largest suppliers would not have a significant adverse effect upon its operations as Evergood would be able to replace such sources of supply. No other supplier accounts for 10% or more of Evergood's raw material purchases.

     Quality Control

     Evergood's manufacturing process places significant emphasis on quality control. Raw materials used in production are initially held in quarantine during which time Evergood's laboratory employees assay the product against the manufacturer's certificate of analysis, when applicable. Once cleared, a lot number is assigned, samples are retained and the material is processed by formulating, mixing and granulating, compression and sometimes coating operations. Such manufacturing operations are conducted in accordance with the good manufacturing practices of the FDA and other applicable regulatory standards. After the product is manufactured, laboratory employees test its weight, purity, potency, dissolution and stability.

Customers

     Evergood has numerous retail and wholesale customers. Except for Cytodyne (37.0%) and Bentley Myers (10.0%) in 2000, Cytodyne (23%) in fiscal 1999 and Cytodyne (11%) in fiscal 1998, no other customer accounted for more than 10% of Evergood's net sales.

Sales and Customer Service

     Evergood has established customer relationships at retail and wholesale levels, as well as through mail order and direct response and through a newly launched science and education oriented website from Great Earth. Evergood believes that its long standing commitment to science and education has resulted in an extremely high level of customer satisfaction.

Retail

     Through its wholly owned subsidiaries Great Earth Companies, Inc. and Great Earth International Franchising Corp., Evergood has established a franchise system in the United States.

As of December 31, 2000, Evergood had 128 franchises with stores located as follows:

               Location                           Number of Stores

---------------------------------------        ------------------------

California                                               63
Texas                                                    14
North Carolina                                            6
New York                                                  6
Oregon                                                    5
Pennsylvania                                              5
Nevada                                                    5
Colorado                                                  2
Idaho                                                     2
Kentucky                                                  2
Maryland                                                  2
New Jersey                                                2
Ohio                                                      2
Oklahoma                                                  2
Virginia                                                  2
Alabama                                                   1
Delaware                                                  1
Florida                                                   1
Illinois                                                  1
Nebraska                                                  1
New Mexico                                                1
Tennessee                                                 1
Washington                                                1


During the last four years, Evergood has opened 58 franchise stores and closed 44 franchise stores. The store closings were due to various factors, including: poor market conditions, strong competition from discounters and large national vitamin chains and decisions by franchisees to pursue other endeavors. The average retail location is 800 to 1,200 square feet and maintains an inventory of more than 1,000 products designed to satisfy customers' needs. Franchisees are required to execute a standard franchise agreement prior to opening each Great Earth unit. Evergood's current franchise agreement provides for, among other things, a one-time $20,000 franchise fee payable upon execution of the agreement, an opening fee of $10,000, an initial product order which is generally about $25,000, a monthly payment based on 3% of store sales for the first six months and 6% thereafter and the expenditure of $1,000 on advertising. Franchisees are also required to build-out their stores, which generally includes fixtures, computers, carpeting and cash registers, the cost of which can typically total approximately $25,000. Franchisees are given two payment options for the franchise and opening fee:

 .    One-half of the franchise fee on the signing of the franchise agreement, and the opening fee and the balance of the franchise fee at the store opening; or

 .    One-half of the franchise fee on the signing of the franchise agreement, the opening fee at the store opening and the balance of the franchise fee payable by delivery of a two-year promissory note which provides for 24 monthly payments of $452.28 and bears interest at eight percent per annum.

In addition, franchisees are given three payment options for their initial product order:

 .    a five percent discount for payment with the submission of the order;

 .    one-third with the order, one-third within 60 days of the order and the balance within 90 days of the order; and

 .    payable in full within 60 days of the order

     Franchisees are approved on the basis of their business background, evidence of management experience, net worth and capital available for investment. Except as set forth above, generally Evergood does not offer any financing arrangements or extended payment terms to its franchisees. Before a franchise location is permitted to open, the prospective franchisee undergoes three to four weeks of rigorous training. Each franchisee is required to set up and operate its Great Earth store in accordance with the procedures and specifications set forth in the Great Earth Store Operation Manual so that there is uniformity and consistency among Great Earth stores. Franchisees are also responsible for recruiting and hiring store personnel. Store personnel are generally compensated on a salary plus commission basis and are required to wear the Great Earth uniform, which includes a Great Earth logo shirt. Great Earth seeks to have its franchisees accommodate the specific needs of retail customers by interfacing with them and then providing them with customized or tailored vitamin and nutritional supplement regimens.

Wholesale

     Evergood manufactures vitamin and nutritional supplements for over 40 contract manufacturers worldwide. Evergood's staff of approximately 10 chemists allows it to meet the needs of its contract manufacturing customers.

Customer Service

     Evergood operates an in-house customer service and information department, which responds to information requests about products it manufactures, as well as a toll-free customer service line for retail consumers. Evergood does not sell merchandise with the right of return other than the normal commercial practice of allowing for the return of damaged or non-conforming merchandise. Evergood also provides a satisfaction guaranteed right which allows for the return of product that the customer is not happy with. In the event that a customer is dissatisfied with an Evergood product for any reason, Evergood will replace the product or may issue a credit in the amount of a purchase price paid. Evergood's historical returns have been small, averaging approximately 1.4%, or less, of sales.

Marketing

     Evergood's marketing strategies are well supported by extensive print, point of purchase, radio, newsletter and other advertising and promotional programs which range from in-store sales promotions on the franchise level to national advertising for the Bodyonics and Great Earth brands, as well as event sponsorship by Bodyonics.

     Evergood's growth objective for Great Earth is to expand the size of the franchise system and increase franchise revenue from increased sales by new and existing franchisees and through the introduction of new products. Evergood is increasing its efforts to expand the Great Earth franchise system with the goal of doubling the number of franchises in the next three years. To augment the efforts of Great Earth's franchise sales directors, Evergood has started an advertising campaign which includes franchise advertising in USA Today, The Wall Street Journal, Success magazine, Entrepreneur magazine and others, as well as advertising with various Internet sites dedicated to the sale of franchises.

     Great Earth's retail outlets are generally supported through regional and local advertising. The main objective in the retail advertising campaign is to educate the consumer in an effort to build strong traffic and sales and to increase brand awareness.

     Evergood seeks to increase brand awareness for its Bodyonics brand among consumers and to introduce and promote the use of new products within the brand. Evergood has implemented a direct response program for Bodyonics, which seeks to attract new customers through direct response marketing. Bodyonics has also been engaged in an advertising campaign on radio in the New York tri-state metropolitan area. Presently, Bodyonics is using T.V. advertising in selected test markets for certain products. If the results are successful, Bodyonics anticipates to expanding this type of campaign to other markets in major cities throughout the country.

     Evergood's advertising campaign includes consumer print advertising in nationally distributed magazines such as Flex, Muscles & Fitness, Let's Live, Ironman, Power, Muscle Media 2000 and Natural Food Merchandiser. Additional advertising is placed in regionally distributed magazines and newsletters, in-store promotions, point of purchase advertising, ad slicks, cable television and radio advertising. Much of this advertising copy is produced by Evergood's in-house graphic arts, marketing, and advertising departments; however, the majority of this advertising copy is produced by Evergood's outside advertising agency. Evergood's use of an in-house staff permits a hands-on approach and provides rapid turn around time for its marketing, merchandising, advertising and promotional needs.

     Great Earth has developed an innovative website (www.greatearthvitamins.com) to provide another source of sales of product and generation of sales of franchises. The objective of the website is not only to sell product but, in keeping with Evergood's science and education philosophy, to provide the consumer with extensive information regarding all types of ailments and remedies and suggest to consumers what vitamin and nutritional supplement categories might best assist them to achieve their goals.

Warehousing and Distribution

     Evergood, Great Earth and Bodyonics products are distributed by LHSI, contract warehousemen with facilities in Rancho Cucamonga, California, pursuant to a contract with Great Earth Distribution, Inc., a wholly owned subsidiary of Evergood. LHSI provides dedicated space in its warehouses for Great Earth and Bodyonics products, as well as dedicated employees familiar with those products who pick the product for distribution to its final destination. Evergood and LHSI have jointly developed extensive procedures, systems and technology designed to make the warehouse and distribution process more efficient and cost effective.

     Evergood also maintains a warehouse in its facility in Hicksville, New York, for raw materials, work in process and finished inventory. By maintaining finished inventory in Hicksville, as well as with LHSI in California, Evergood is able to timely ship most mail orders and direct response requests. The distribution computer system enables orders to be prepared, picked, packed and shipped continually throughout the day while all necessary distribution and shipping documents are printed. Completed orders are bar coded and scanned and the merchandise and shipping date are verified and entered automatically into the customer order file prior to being shipped. A system of conveyors automatically routs boxes carrying merchandise throughout LHSI's California distribution center for the fulfillment of orders.

Trademarks and Patents

     Evergood owns numerous trademarks and service marks, including marks in design and word form. The rights for Great Earth and Bodyonics and certain other trademarks are registered with the United States Patent and Trademark Office and certain other countries. Evergood also has common law and other rights to use other names material to its businesses. Federally registered trademarks have perpetual life, as long as they are renewed on a timely basis and used properly as trademarks. Evergood regards its trademarks and other proprietary rights as valuable assets and believes they have significant value in the marketing of its products. Evergood vigorously protects its trademarks against infringement.

Product Liability Insurance

     Evergood, like other manufacturers, wholesalers, distributors and retailers of products that are ingested, faces an inherent risk of exposure to product liability claims if, among other things, the use of its products results in injury. Evergood currently has $10 million in product liability insurance, which Evergood believes is adequate for its operations. There can be no assurance, however, that such insurance will continue to be available at a reasonable cost, or if available, will be adequate to cover liabilities. Evergood requires that each of its suppliers certify that they carry adequate product liability insurance covering Evergood.

Government Regulation

     United States: The manufacturing, packaging, labeling, advertising, distribution and sale of Evergood's products are subject to regulation by Federal, state and local agencies, the most active of which is the U.S. Food and Drug Administration, or FDA. The FDA regulates Evergood's dietary supplements, principally under amendments to the Federal Food, Drug and Cosmetic Act embodied in the Dietary Supplement Health and Educational Act, or DSHEA. Under DSHEA, dietary ingredients that were not used in dietary supplements marketed before October 15, 1994 require pre-market submission to the FDA of evidence of a history of their safe use, or other evidence establishing that they are reasonably expected to be safe. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredient that Evergood may decide to use, and the FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring FDA pre-approval based on newly conducted, costly safety testing. Also, while DSHEA authorizes the use of statements of nutritional support in the labeling of dietary supplements, the FDA is required to be notified of such statements, and there can be no assurance that the FDA will not consider particular labeling statements used by Evergood to be drug claims rather than acceptable statements of nutritional support, necessitating approval of a costly new drug application, or re-labeling to delete such statements.

     DSHEA also authorizes the FDA to promulgate good manufacturing practice, or GMP, regulations for dietary supplements, which would require special quality controls for the manufacture, packaging, storage and distribution of supplements. There can be no assurance, if such GMP rules are issued, that Evergood will be able to comply with them without incurring material expense to do so. DSHEA further authorizes the FDA to promulgate regulations governing the labeling of dietary supplements, including claims for supplements pursuant to recommendations made by the Presidential Commission on Dietary Supplement Labels. Such rules are expected to be issued, which will require relabeling of Evergood's dietary supplements, and may require additional record keeping and claim substantiation testing, and even reformulation, recall or discontinuance of certain of Evergood's supplements, and there can be no assurance that such requirements will not involve material expenses to Evergood. Moreover, there can be no assurance that new laws or regulations imposing more stringent regulatory requirements on the dietary supplement industry will not be enacted or issued.

     Foreign: Evergood's products are also subject to regulation by foreign countries where they are sold. Governmental regulations in foreign countries where Evergood plans to expand or commence sales may prevent or delay the introduction, or require the reformulation or relabeling, of certain of Evergood's products or prevent or delay entry into a market.

     In addition, Evergood cannot predict whether new domestic or foreign legislation regulating its activities will be enacted. Such new legislation could have a material adverse effect on Evergood.

Competition

     The market for vitamins and other nutritional supplements is highly competitive. Numerous companies compete with Evergood in the development, manufacture and marketing of vitamins and nutritional supplements.

     In the U.S., Evergood's Great Earth and Bodyonics brands compete for sales to consumers with heavily advertised national brands manufactured by large companies, such as Sundown sold by Rexall, Nature Made sold by Pharmavite Corp., Your Life sold by Leiner Health Products and Nature's Bounty sold by NBTY. Evergood's Great Earth franchise stores compete with specialty vitamin stores, such as GNC, the Vitamin Shoppe and Vitamin World, as well as health food stores and other retail stores. Evergood also competes with companies, which distribute products through the Internet. Increased competition from companies that distribute on the Internet and through wholesale channels could have a material adverse effect on Evergood as they may have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than those of Evergood.

Employees

     As of December 31, 2000, Evergood employed 145 full-time employees. Approximately, 105 of these employees are involved in manufacturing, 8 in product formulation, 11 in sales and marketing, and 21 in finance and general administration. To date, Evergood believes it has been successful in attracting and retaining skilled and motivated individuals. Competition for qualified management and technical employees is intense. Evergood's success will depend in large part upon its continued ability to attract and retain qualified employees. Approximately 67% of Evergood's employees are covered by a collective bargaining agreement. Evergood has not experienced a work stoppage in the past 10 years. Evergood believes that it has good relations with its employees.


ITEM 2. PROPERTIES

     Evergood maintains approximately 65,000 square feet of space in Hicksville, New York at a monthly rental of approximately $22,000 where Evergood's manufacturing and corporate headquarters for administrative and financial functions are currently located. Evergood believes that its present and proposed facilities are adequate to meet its current business requirements and that suitable facilities for expansion will be available, if necessary, to accommodate further physical expansion of corporate operations and for additional sales and support offices.


ITEM 3. LEGAL PROCEEDINGS

     In March 1999 and May 1999, Frank Hillebrand and Jonathan Aube, respectively, each commenced an action against Evergood in the Supreme Court of California, County of Riverside, Indio Branch. Each suit arises from allegations by the respective plaintiff that Evergood used his images in, among other things, advertisements and product packaging without his authorization. Each suit claims damages for invasion of privacy, invasion of the right to privacy, conversion and loss of future earnings. Additionally, each suit seeks injunctive relief. Both suits are currently in a discovery stage, accordingly, Evergood is currently unable to predict the likely outcome. Although certain causes of action under these lawsuits are not covered under Evergood's insurance policies, management believes that any potential liability in excess of that which is covered by insurance will not have a material financial impact on Evergood.

     In April 2000, Great Earth International Franchising Corp. filed a lawsuit in the United States District Court for the Southern District of New York against Great Earth Vitamins/Mid-Atlantic, Inc., a franchisee, and the principals of Mid-Atlantic, John Corumbis, Abraham Zaiderman and T. Brian Halgley. The complaint seeks declaratory judgement, damages for breach of contract, an accounting and injunctive relief. The complaint does not state the amount of damages being sought. An answer has not been interposed. The parties are presently engaged in settlement negotiations.

     In December 2000 Great Earth International Franchising Corp. ("GEIFC") initiated a lawsuit in the United States District Court for the Eastern District of New York against 1039405 Ontario, Inc., a sub-franchisee, for breach of contract, trademark infringement, misappropriation of trademarks and tortious interference seeking a preliminary injunction and other damages in an amount to be determined. In the first quarter of 2001, 1039405 Ontario counter-claimed for breach of contract and tortious interference seeking damages of $10 million. Subsequently, GEIFC has amended its complaint seeking other damages for additional trademark infringement with damages sought in excess of $10 million. No discovery has commenced. The parties expect to enter into a scheduling order for the purpose of conducting discovery. It is impossible to currently predict or ascertain the outcome of the litigation; however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of this action should not have a materially adverse effect on Evergood's consolidated financial statements.

     Likewise, in January 2001, GEIFC commenced a separate lawsuit in the United States District Court for the Southern District of New York against Milks Development, Inc., RHG Holdings Co., Edward Ricciardi and Ted Odd, the sub-franchisees of 1039405 Ontario. The identical causes pled in the lawsuit against 1039405 Ontario are pled in this lawsuit against Milks Development, Inc., RHG Holdings Co., Edward Ricciardi and Ted Odd, along with a similar counterclaim. Each of the claims in the main action and the counterclaim seek damages similar to those sought in the lawsuit described above. This lawsuit has not yet reached the discovery stage. It is impossible to currently predict the outcome of this litigation; however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of this action should not have a materially adverse effect on Evergood's consolidated financial statements.

     Except as described above, there are no material legal proceedings pending against Evergood or any of its subsidiaries or to which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for Evergood's common stock.

     As of December 31, 2000, there were approximately 253 holders of record of the common stock and 4,475,957 shares issued and outstanding, 4,028,361 of which are freely tradable pursuant to Rule 144 under the Securities Act.

     Evergood has not paid any cash dividends on its common stock and does not presently intend to do so. Future dividend policy will be determined by its Board of Directors on the basis of Evergood's earnings, capital requirements, financial condition and other factors deemed relevant. In addition, Evergood's loan agreement restricts the payment of dividends.

     The transfer agent and registrar of Evergood's common stock is Registrar & Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for the five fiscal years ended December 31, 1996, 1997, 1998, 1999 and 2000 are derived from Evergood's audited financial statements. This data should be read in conjunction with management's discussion and analysis of financial condition and results of operations, Evergood's consolidated financial statements, related notes, and other financial information included elsewhere herein.

                                                                      Years Ended December 31,
                                            -----------------------------------------------------------------------------
                                                  1996           1997            1998           1999           2000
                                            ------------    ------------    ------------    ------------    ------------
Statement of Operations Data (1) (2):
Net revenue                                 $ 22,086,706    $ 30,868,804    $ 38,601,509    $ 44,599,133    $ 61,363,217
Cost of revenue                               16,795,551      21,782,066      27,867,831      31,144,799      43,011,836
                                            ------------    ------------    ------------    ------------    ------------
    Gross profit                               5,291,155       9,086,738      10,733,678      13,454,334      18,351,381
Operating Costs:
Selling, general and administrative costs      4,187,790       8,442,461      11,476,266      11,044,884      17,027,334
                                            ------------    ------------    ------------    ------------    ------------
Operating income (loss)                        1,103,365         644,277        (742,588)      2,409,450       1,324,047
Other (expenses) income:
  Interest (expense)                            (465,528)       (612,008)       (732,642)       (683,113)       (870,588)
  Other income(3)                                   --              --              --              --         1,295,630
                                            ------------    ------------    ------------    ------------    ------------

Income (loss) from continuing operations
  before income taxes                            637,837          32,269      (1,475,230)      1,726,337       1,749,089

Provision (benefit) for income taxes            (222,270)         23,000           4,000      (1,278,000)        810,000
                                            ------------    ------------    ------------    ------------    ------------
Income (loss) before minority interest           860,107           9,269      (1,479,230)      3,004,337         939,089
  and extraordinary item
Minority interest                                (25,665)         25,665            --              --              --
                                            ------------    ------------    ------------    ------------    ------------
Income (loss) before extraordinary item          834,442          34,934      (1,479,230)      3,004,337         939,089
Extraordinary gain on debt forgiveness              --            98,000            --              --              --
                                            ------------    ------------    ------------    ------------    ------------
Net Income (loss)                           $    834,442    $    132,934    ($ 1,479,230)   $  3,004,337    $    939,089
                                            ============    ============    ============    ============    ============
Net income (loss) per common share
    Basic                                   $       0.34    $       0.03    ($      0.38)   $       0.77    $       0.22
    Diluted                                 $       0.34    $       0.03    ($      0.38)   $       0.77    $       0.22
Weighted average number of common
  shares outstanding                           2,422,420       3,887,368       3,887,368       3,887,368       4,187,817


                                                                      Years Ended December 31,
                                            ----------------------------------------------------------------------------
                                                 1996           1997            1998           1999               2000
                                            ------------    ------------    ------------    ------------    ------------
Balance Sheet Data (1) (2):
Cash and cash equivalents                      $158,319        $219,489        $751,664        $482,259        $236,037
Working capital                               1,633,317       4,131,068       3,418,927       6,496,474       8,469,219
Total assets                                  9,833,116      13,906,934      14,531,322      18,555,451      23,843,427
Total liabilities                             9,830,950      13,771,834      15,875,452      16,895,244      20,361,921
Stockholders equity (deficit)                     2,166         135,100      (1,344,130)      1,660,207       3,481,506


-----------------------------------------
(1) Franchise operations are reflected from September 1996, the date of the Great Earth Company acquisition.
(2) Brand development operations commenced in September 1996 with the formation of Bodyonics.
(3) Other income realized during 2000 is comprised of gains from litigation settlements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Evergood has three reportable segments determined primarily by the nature of the revenue producing activity and the market to which it is directed: manufacturing, franchising and brand development. The manufacturing segment obtains revenues from the manufacture and sale of vitamins and nutritional supplements to wholesalers who, in turn, distribute these products under their own private labels. This segment also manufactures products for Evergood's Great Earth (franchising) and Bodyonics (brand development) segments. The franchising segment obtains revenues from the franchising of Great Earth vitamin stores, the collection of royalties and the sale of Great Earth vitamins and nutritional supplements to Great Earth franchisees. The brand development segment obtains revenues from the wholesale and retail sale of vitamins and nutritional supplements under its own nationally advertised brand name.

Results of Operations

Fiscal 2000 Compared to Fiscal 1999

Revenue:
----------

Revenue to outside customers for 1999 and 2000 is comprised as follows:

                                       1999                                 2000
                          ------------------------------    ------------------------------
                               $               % of              $               % of
Segment                   In Thousands     Total Revenue    In Thousands     Total Revenue
-------------------------------------------------------------------------------------------
Manufacturing                $24,705            55.4%          $41,062            67.0%
Franchising                   14,577            32.7            12,064            19.0
Brand Development              5,317            11.9             8,237            13.0
                             -------         -------           -------         -------
Consolidated                 $44,599           100.0%          $61,363           100.0%
                             =======         =======           =======         =======

     Consolidated revenue for 2000 rose by approximately $16.8 million, an increase of 37.6% over 1999.

Revenue from product sales by all segments increased $17.3 million from $42.3 million in 1999 to $59.6 million in 2000. Company-wide sales to the franchise system decreased $2.0 million from $12.3 million in 1999 to $10.3 million in 2000. Company-wide sales to unaffiliated customers increased $19.5 million from $29.7 million in 1999 to $49.2 million in 2000. Consolidated revenues also include royalties and franchise fees earned by the franchising segment. Royalties decreased from $1.8 million in 1999 to $1.5 million in 2000. Franchise fee revenue decreased from $468,000 in 1999 to $233,000 in 2000.

     Manufacturing segment sales increases of approximately $16.4 million reflect additional sales of approximately $12.6 million to a single private label customer. This customer began purchasing from Evergood in February 1998 at an average monthly rate of approximately $100,000 increasing to approximately $700,000 by the end of 1998. Sales to this customer were approximately $10.4 million and $23.0 million for the years 1999 and 2000, respectively. In addition, another customer had sales of approximately $6.3 million, which was an increase of $3.6 million from fiscal year 1999. There were no significant changes in selling prices during this period. Selling prices are based on the cost of manufacture plus a margin which varies based on the brand and, in some cases, the particular product.

     The decrease in franchising segment revenue of approximately $2.5 million primarily reflects a decrease in sales of products to franchisees of approximately $2.0 million, a decrease in royalties of

$313,000, and lower franchise fee revenue of $235,000. These decreases are primarily due to reduced sales to existing franchises. Franchising segment revenue during 2000 also includes approximately $195,000 in sales by a company-owned franchise store acquired in February 2000.

     Brand development sales increased by approximately $2.9 million primarily due to an aggressive advertising program for certain products. This segment began operation in 1996, with the intention of creating a recognizable national brand name. Since the inception of this segment, management has attempted to balance the high cost of advertising and promotion costs required to establish a national brand, with available resources. In 1999, advertising and promotion for this segment approximated $1.7 million whereas in 2000, advertising and promotion costs for the segment was increased to $4.6 million.

Operating Revenue:
------------------

Operating revenue for 1999 and 2000 is comprised as follows:


                                     1999                            2000
                          ---------------------------------------------------------------
                                $            % of              $              % of
Segment                   In Thousands   Segment Revenue  In Thousands   Segment Revenue
                          --------------------- -----------------------------------------
Manufacturing               $ 2,719          11.0%          $ 4,000           9.8%
Franchising                     778           5.3%             (810)         (6.7)%
Brand Development            (1,062)        (19.9%)          (1,097)        (13.3)%
Corporate                       (26)           --              (769)           --
                           ---------                       ---------
Consolidated                $ 2,409           5.5%          $ 1,324           2.2%
                           =========                       =========

     Consolidated operating income for 2000 decrease by $1.1 million, from $2.4 million in 1999 to approximately $1.3 in 2000. This was comprised of an increase in consolidated gross profit of $4.9 million which was more than offset by an increase in selling, general and administrative expenses of approximately $6.0 million.

     The gross profit increase resulted from a combination of higher volumes and improved margins. Company-wide gross profit from the franchise system (inclusive of gross profit from the sale of Great Earth product and Bodyonics branded product, franchise fees and royalties) decreased from $4.9 million in 1999 to $4.5 million in 2000. Company-wide gross profit from unaffiliated customers (inclusive of gross profit from sales to third party wholesalers and sales of Bodyonics brand products to third party resellers) increased $5.3 million from $8.5 million in 1999 to $13.8 million in 2000.

     The increase in consolidated selling, general and administrative expenses of approximately $6.0 million was comprised principally of an increase of $5.6 million in advertising and promotional activities principally in the brand development segment, salaries, bad debt expense and professional fees. Management believes that consolidated selling, general and administrative expenses will continue to increase in 2001 largely due to increased efforts to advertise the sale of franchises, advertising expenses and increased legal and accounting fees.

     Manufacturing segment operating income increased by approximately $1.3 million in 2000 as compared to 1999. An increase in manufacturing segment gross profit of approximately $2.7 million was reduced by increases in manufacturing segment selling, general and administrative expenses of approximately $1.4 million. The increase in manufacturing segment gross profit was caused in part by increases in sales which, at the historical gross profit margin resulted in an increase in gross profit of approximately $2.5 million. Gross profit also increased as a result of decreases in cost of raw materials which accounted for the remaining increase of approximately $.2 million in gross profit. The $1.4 million increase in manufacturing segment selling, general and administrative expenses primarily reflect increases in salaries, legal and accounting fees, selling and marketing expenses and travel and entertainment.

     Franchising segment operating income decreased by approximately $1.6 million in 2000 as compared to 1999. The decrease was due primarily to a decrease in gross margin of $0.4 million and higher selling, general and administrative expenses of approximately $1.2 million. The decrease in gross margin resulted from lower sales, royalties and franchise fees. The increase in selling, general and administrative expenses was due primarily to bad debt expense (including approximately $450,000 of a reserve recorded against related party receivables), conventions and seminars, and salaries. Operating income includes an operating loss of $46,000 from a franchise store acquired in 2000.

     Brand development operating loss increased by approximately $35,000 in 2000 compared to 1999. A large increase in sales of approximately $3.0 million and a corresponding increase in gross margin of approximately $2.7 million were more than offset by an increase in selling, general and administrative expenses of approximately $2.8 million, primarily due to an increase in advertising and promotion expense of $2.9 million. This expenditure was due to a management decision to try to increase consumer recognition of certain brands and products.

Net Income (Loss):
------------------

     Consolidated net income decreased from $3.0 million in 1999 to $0.9 million in 2000. The decrease was due primarily to a decrease in operating income and the provision for income taxes. In 1999, Evergood recorded a tax benefit of $1.3 million arising from the recognition of deferred tax assets. The year 2000 also reflects approximately $1,296,000 in litigation recoveries.

Fiscal 1999 compared to Fiscal 1998.

Revenue:
--------
Revenue to outside customers for 1998 and 1999 is comprised as follows:

                                          1998                             1999
                             --------------------------------------------------------------
                                    $              % of             $              % of
Segment                       In Thousands    Total Revenue    In Thousands   Total Revenue
-------------------------------------------------------------------------------------------
Manufacturing                    $18,450           47.8%         $24,705         55.4%
Franchising                       14,738           38.2           14,577         32.7
Brand Development                  5,414           14.0            5,317         11.9
                             --------------------------------------------------------------
Consolidated                     $38,602          100.0%         $44,599        100.0%
                             ==============================================================

     Consolidated revenue for 1999 rose approximately $6.0 million, an increase of 15.5% over 1998.

     Revenue from product sales by all segments increased $5.9 million from $36.4 million in 1998 to $42.3 million in 1999. Company-wide sales to the franchise system decreased approximately $235,000 from $12.9 million in 1998 to $12.6 million in 1999, while company-wide sales to unaffiliated customers increased $6.2 million from $23.5 million in 1998 to $29.7 million in 1999. Consolidated revenues also include royalties and franchise fees earned by the franchising segment. Royalties decreased $100,000 from $1.9 million in 1998 to $1.8 million in 1999. Franchise fee revenue increased $147,000 from $321,000 in 1998 to $468,000 in 1999.

     Manufacturing segment sales increases of approximately $6.3 million reflect additional sales of approximately $6.1 million to a single private label customer. This customer began purchasing from Evergood in February 1998 at an average monthly rate of approximately $100,000 increasing to approximately $700,000 by the end of 1998. Sales to this customer in 1999 have averaged approximately $800,000 per month. There were no significant changes in selling prices during this period. Selling prices are based on the cost of manufacture plus a margin which varies based on the brand and, in some cases, the particular product.

     The decrease in franchising segment revenue of approximately $161,000 primarily reflects a decrease in sales of products to franchisees of approximately $220,000 and lower royalties of $88,000, offset by higher franchise fee revenue of $147,000. The decrease is primarily due to reduced sales to existing franchises.

     Brand development sales decreased by approximately $100,000 primarily as the result of a significant decrease in this segment's advertising and promotional budget. This segment began operation in 1996, with a goal of creating a recognizable national brand name. Since the inception of this segment, management has attempted to balance the high cost of advertising and promotion, required to establish a national brand, with available resources. In 1998, advertising and promotion of this segment approximated $3.4 million whereas in 1999, advertising and promotion for the segment was reduced to $1.7 million.

     All of the changes in sales were volume-related as there were no significant price changes.

Operating Income
----------------
Operating revenue for 1998 and 1999 is comprised as follows:


                                     1998                            1999
                          ---------------------------------------------------------------
                                $            % of              $              % of
Segment                   In Thousands   Segment Revenue  In Thousands   Segment Revenue
------------------------  ------------  ----------------  ------------  -----------------
Manufacturing                $ 1,797          9.7%           $ 2,719         11.0%
Franchising                    1,827         12.4%               778          5.3%
Brand Development             (4,370)       (80.7%)           (1,062)       (19.9%)
Corporate                          3           --                (26)          --
                          -----------                      -----------
Consolidated                   ($743)        (1.9%)          $ 2,409          5.5%
                          ===========                      ===========

     Consolidated operating income for 1999 rose by $3.2 million, increasing from a loss of approximately $743,000 in 1998 to income of approximately $2,409,000 in 1999. This was comprised of an increase in consolidated gross profit of $2.7 million and a net decrease in selling, general and administrative expenses of $431,000.

     The gross profit increase resulted from a combination of higher volumes and improved margins. Company-wide gross profit from the franchise system (inclusive of gross profit from the sale of Great Earth product and Bodyonics branded product, franchise fees and royalties) decreased $173,000 from $5.1 million in 1998 to $4.9 million in 1999. Company-wide gross profit from unaffiliated customers (inclusive of gross profit from sales to third party wholesalers and sales of Bodyonics brand product to third party resellers) increased $2.9 million from $5.6 million in 1998 to $8.5 million in 1999.

     The decrease in consolidated selling, general and administrative expenses was comprised principally of a decrease of $1.6 million in advertising and promotional activities, offset by increase of $174,000 in warehousing expense, $330,000 in office salaries, $263,000 in bad debt expense and $140,000 in outside services. Management believes that consolidated selling, general and administrative expenses will increase in 2000 largely due to increased efforts to advertise the sale of franchises, business' advertising expenses and increased legal and accounting fees.

     Manufacturing segment operating income increased by approximately $900,000 in 1999 as compared to 1998. An increase in manufacturing segment gross profits of approximately $1.8 million was reduced by increases in manufacturing segment selling, general and administrative expenses of approximately $0.9 million. The increase in manufacturing segment gross profit was caused in part by increases in sales which at the historical gross profit percent resulted in an increase in gross profit of approximately $0.8 million. Gross profit also increased as a result of decreases in cost of raw materials which accounted for the remaining increase of approximately $1.0 million in gross profits. Labor and overhead rates remained constant from 1998 to 1999. The $0.9 million increase in manufacturing segment selling, general and administrative expenses primarily reflect increases in selling and marketing expenses including advertising, travel and entertainment. Legal and accounting fees also increased in part in preparation for the filing of a registration statement

     Franchising segment operating income decreased by approximately $1.0 million in 1999 as compared to 1998. This change is primarily the result of increases in selling, general and administrative expenses. Increases occurred primarily in warehousing, bad debt expense and salaries of marketing personnel including the related recruitment cost and sales material.

     The increase in warehousing expense resulted primarily from costs related to a new computer system installed by the warehouse service which were passed through to Evergood and an increase in more costly cross-country sales. Additionally, 1998 reflected credits issued by the warehouse service related to prior years billing errors. Bad debt expense increased as a result of Evergood determining the need for additional reserves as a result of store closings. Marketing expenses increased primarily due to the addition of a sales manager and a salesman, as well as salary increases. Additional increases were due to the production of a motivational tape, as well as increased expense allocations from the manufacturing segment.

     Brand development operating loss decreased approximately $3.3 million in 1999 as compared to 1998. The largest factor in this improvement was a decrease in advertising and promotion expenses of approximately $1.8 million. This resulted from management's efforts to balance such costs with available capital as it attempts to establish this segments Bodyonics and Pinnacle products as national brands. In addition, there was an increase in this segment's gross profit of approximately $1.0 million which resulted from a decrease in price concessions and sales returns compared to 1998. The decrease in concessions and returns is attributed to management decision in 1999 to focus the product lines to those products which had sold more successfully and to control the size of new product lines until market sources was determined. The remaining $.5 million is primarily the result of reductions in sales, salaries and travel expenses.

Net Income (Loss):
------------------

     Consolidated net income (loss) increased from a net loss of $1.5 million in 1998 to net income of $3.0 million in 1999 primarily as a result of the factors indicated above and the recording in 1999 of a tax benefit of $1.3 million. The tax benefit is primarily the result of Evergood recognizing previously unrecognized deferred tax assets as a result of eliminating recorded valuation allowances based on a determination that such valuation allowances are no longer needed.

Liquidity and Capital Resources

     Evergood's balance sheet reflects working capital of $8,470,000 at December 31, 2000 compared to working capital of $6,500,000 at December 31, 1999. The increase of $1,970,000 is primarily attributable to net income of approximately $939,000, as adjusted for expenses not requiring the use of working capital, consisting of depreciation and amortization and the issuance of common stock in exchange for consulting services.

     Cash flows from operating activities were $87,000 during 2000, an increase of $303,000 over the $216,000 cash deficit from operating activities during 1999. The operating activities providing cash during 2000 consisted of net income of $939,000, excluding the impact of approximately $2.7 million of expenses not requiring the use of cash. Such non-cash expenses were comprised primarily of depreciation and amortization, allowances of accounts and notes receivable, consulting fees paid for through the issuance of stock and a provision for deferred taxes. Additionally, accrued expenses increased $1.8 million. The principal items which reduced cash flows from operations were increases of $4.2 million to accounts receivable and $1.0 million to inventory. The level of these items continues to increase due to the continued growth in the Evergood's level of operation

     At December 31, 2000, the Evergood has approximately $1.6 million of recorded deferred tax assets. The realization of the benefits from such deferred tax assets is dependent on continued profitable operations.

     Future operating cash flows will be impacted by management decisions regarding levels of advertising and marketing for brand development. At this time, Evergood is committed to, or has plans for marketing programs which are estimated to result in a decrease in expenditures of approximately $1,000,000 over 2000 levels.

     Investing activities consist mainly of fixed asset acquisitions. Acquisitions during 2000 totaled $1.8 million compared to $568,000 for 1999, representing increased expenditures of $1.2 million. Capital expenditures are principally connected with Evergood's manufacturing segment and generally consist of equipment purchased to enhance production capability or to replace existing equipment. Management sees a continuing need for such expenditures, and furthermore, anticipates a need to expand production capacity in the short term to provide for continued growth. Over the coming year, Evergood anticipates expenditures of approximately $750,000 to continue to upgrade and increase its manufacturing capabilities. Evergood expects to finance these expenditures, in part, through borrowing arrangements with its present lender.

     Evergood has historically funded its cash needs through internally generated funds and borrowings on its collateralized credit line and an associated term loan. The aggregate balance outstanding on these loans was $8.5 million at December 31, 2000 compared to $6.8 million outstanding at December 31, 1999. This increase of $1.7 million is comprised of an increase of $1.9 million of borrowing on the credit line and notes offset by $0.2 million in payments on the term loan. These loans have a combined limit of $9,500,000. The credit line bears interest at the lenders' prime rate plus 1% and matures in August 2004. Availability on the credit line is dependent on levels of acceptable accounts receivable and inventory to serve as collateral. At December 31, 2000 the excess availability under the line was approximately $1.2 million. Overall, cash flows provided by financing activities were $1.6 million during 2000, an increase of $1.1 million from the amount provided in 1999.

     Evergood believes that internally generated funds and its available line of credit will be sufficient for its financing requirements for at least the next twelve months.

Market Risk

     Evergood is exposed to market risk related to changes in interest rates since its debt is at a variable rate of interest based on the prime rate. The debt is not hedged by an interest rate swap. If market interest rates increase by 10 percent from levels at December 31, 2000, and the average outstanding debt remains at the 2000 level, the effect on Evergood's net income would be a reduction of approximately $95,000. Although Evergood sells products in foreign countries, it does so under dollar denominated letters of credit. Accordingly, it is not exposed to market risk related to foreign currency exchange rates.

Inflation

     Inflation has not had a significant impact on Evergood's operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        This information appears in a separate section of this report beginning on page F1 following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

     Evergood's directors and executive officers as of December 31, 2000 and their ages are as follows:

Name                     Age    Position
---------------------   -----  -------------------------------------------------

Mel Rich                 56     President and Chief Executive Officer, Director

Stephen Stern            53     Executive Vice President, Treasurer, Assistant
                                Secretary, Chief Operating Officer, Chief
                                Financial Officer and Director

Charlotte Rich           79     Secretary and Director

Mel Rich has been President and Chief Executive Officer of Evergood since 1997 and a director since 1969. Prior to becoming President and Chief Executive Officer, Mr. Rich was Executive Vice President of Evergood from 1969. Mr. Rich is the son of Charlotte Rich.

Stephen R. Stern has been Executive Vice President, Treasurer, Assistant Secretary, Chief Operating Officer, Chief Financial Officer and a director since 1994. Mr. Stern has been a practicing attorney in the State of New York since 1972 and is a partner at Hoffinger Friedland Dobrish & Stern, P.C.

Charlotte Rich has been Secretary and a director since 1969 and is the mother of Mel Rich.

Employment Agreements

     Evergood currently is a party to employment agreements with each of Mel Rich, Stephen R. Stern and Charlotte Rich. The agreements between Evergood and each of Messrs. Rich and Stern provides for an initial term of ten years and five automatic renewal terms of five years each. The agreement between Evergood and Mrs. Rich provides for an initial term of five years and five automatic renewal terms of five years each. Pursuant to these agreements:

 .    Mel Rich is employed as President and Chief Executive Officer and receives a base salary of $750,000, subject to annual cost of living increases. The agreement also provides for an automobile allowance, various health and life insurance benefits and for the continuation of certain benefits following his disability.

 .    Mr. Stern is employed as Executive Vice President, Treasurer, Assistant
     Secretary, and Chief Operating Officer and receives a base salary of $495,000 per annum, subject to annual cost of living increases. The agreement also provides for an automobile allowance, various health and life insurance benefits and for the continuation of certain benefits following his disability.

 .    Mrs. Rich receives a base salary of $150,000 per annum, subject to annual cost of living increases. The agreement also provides for an automobile allowance, various health and life insurance benefits, for the continuation of certain benefits following her disability and, upon any retirement during the term, the execution and delivery of a Consulting Agreement, which provides for consulting fees of $120,000 per annum.

     In the event that Evergood terminates any of these employment agreements without cause, the terminated employee has the right to receive a lump sum payment in an amount equal to the greater of 2.49 times his or her base salary as then in effect, on the then effective base salary factored over the remaining term. The employment agreements also provide that in the event that there is a change of control of Evergood, as defined therein, the employee has the right to receive as a lump sum payment an amount equal to 2.99 times his or her base salary as then in effect.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation with regard to the Chief Executive Officer and the other two most highly compensated officers other than the Chief Executive Officer for the fiscal years ended December 31, 2000, December 31, 1999 and December 31, 1998.

                                            Summary Compensation Table
                                                Annual Compensation
                          --------------------------------------------------------------
                                                  Fiscal                                        Other Annual
Name and Principal Position                        Year         Salary          Bonus         Compensation (1)
-----------------------------------------------------------------------------------------------------------------------
Mel Rich ....................................      2000       $718,500          $132,500           $ 49,814 (2)
    President and                                  1999        509,000            -                 50,381 (2)
    Chief Executive Officer                        1998        490,000            -                 45,309 (2)

Stephen R. Stern ............................      2000       $531,500         $ 17,500               -
    Executive Vice President                       1999        434,000            -                   -
    Assistant Secretary, Chief Operating           1998        380,000            -                   -
    Officer and Chief Financial Officer

Charlotte Rich ..............................      2000       $140,000           $ 25,000             -
    Secretary                                      1999        123,000            -                   -
                                                   1998        127,500            -                   -

     (1) Other annual compensation does not include amounts of certain perquisites and other non-cash benefits which Evergood provides since those amounts do not exceed the lesser of (a) $50,000 or (b) 10% of the total annual base salary and bonus disclosed for the officer.

     (2) Includes: life and disability insurance premiums of $5,491 for 2000, $4,328 for 1999, $4,273 for 1998 and automobile allowance of $44,323 for 2000, $46,053 for 1999 and $41,036 for 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Evergood's common stock as of December 31, 2000 of (i) each person known by Evergood to beneficially own 5% or more of Evergood's outstanding common stock, based on filings with the Securities and Exchange Commission (ii) each of Evergood executive officers, directors and director nominees, and (iii) all of Evergood's executive officers and directors as a group. Except as otherwise indicated, all common stock are beneficially owned, and investment and voting power is held, by the persons named as owners.

                                        Amount of Shares
Name and Address of Beneficial Owner   Beneficially Owned   Percentage Ownership
--------------------------------------------------------------------------------
Mel Rich                                     1,562,612              34.90%
Stephen R. Stern                               594,061              13.30%
Charlotte Rich                                 799,500              17.90%
Howard M. Lorber                               313,317               7.00%
All directors and officers
  as a group (3 persons)                     2,956,173              66.10%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to a stock exchange dated as of March 1, 2000, among Evergood, Mel Rich and Stephen R. Stern, each of Messrs. Rich and Stern exchanged certain shares of stock of Great Earth Companies, Inc. and Bodyonics, Ltd. owned by them for shares of Evergood so that, after the exchange, each of Great Earth Companies and Bodyonics became wholly-owned subsidiaries of Evergood. Pursuant to the exchange agreement, Evergood issued an additional 140,993 shares of common stock to each of Mr. Rich and Mr. Stern.

     During its last fiscal year, Evergood paid Hoffinger Friedland Dobrish & Stern, P.C., a law firm in which Mr. Stern is a partner, an aggregate $689,491.45 in legal fees.

     In August 1999, a corporation owned by Messrs. Rich and Stern acquired two Great Earth franchise stores located in Long Island, NY. At December 31, 2000, this corporation owed Evergood a total of $453,845, $305,103 of which is receivable for products sold since the acquisition date and the balance of which is primarily receivables due as of the date of acquisition. Evergood is uncertain as to the collectability of these amounts, and has fully reserved for it.

     In May 2000, the Company issued 447,596 shares of common stock to Aegis Capital for consulting services. Mr. Lorber, a holder of seven percent of Evergood's stock, is a principal of Aegis Capital.

     As of December 31, 2000, the Company had an outstanding loan in the amount of $98,628 due to its principal shareholder. The note is non-interest bearing and no repayment schedule existed at that time. The loan was paid in January 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (1) The consolidated financial statements listed in the accompanying index to consolidated financial statements on Page F-1 are filed as part of this report.

          (2) The following exhibits (as indicated in the footnotes to the list), were previously filed as exhibits to other reports or registration statements filed by the Registrant under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and are herein incorporated by reference.

               3.1 Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to Registrant's Form 10)

               3.2 By-Laws. (Incorporated by reference to Exhibit 3.1 to Registrant's Form 10)

               4.1 Specimen common stock certificate. (Incorporated by reference to Exhibit 4.1 to Registrant's Form 10)

               10.1 Employment Agreement between Evergood Corporation and Mel
                    Rich dated as of January 1, 2000. (Incorporated by reference to Exhibit 10.1 to Registrant's Form 10)

               10.2 Employment Agreement between Evergood Corporation and
                    Stephen R. Stern dated February 1, 2000. (Incorporated by reference to Exhibit 10.2 to Registrant's Form 10)

               10.3 Employment Agreement between Evergood Corporation and
                    Charlotte Rich dated January 1, 2000. (Incorporated by reference to Exhibit 10.3 to Registrant's Form 10)

               10.4 Form of Indemnification Agreement. (Incorporated by
                    reference to Exhibit 10.4 to Registrant's Form 10)

               10.5 Agreement with Livingston Healthcare Services, Inc., as amended. (Incorporated by reference to Exhibit 10.5 to Registrant's Form 10)

               10.6 Credit Agreement with the CIT Group/Credit Finance, Inc.
                    (Incorporated by reference to Exhibit 10.6 to Registrant's Form 10)

               10.7 Voting Trust Agreement dated as of September 30, 1996 among
                    Evergood Corporation, Stephen R. Stern and Mel Rich. (Incorporated by reference to Exhibit 10.7 to Registrant's Form 10)

               10.8 Stock Exchange Agreement dated as of March 1,
                    2000(Incorporated by reference to Exhibit 10.8 to Registrant's Form 10)

               10.9 Form of Franchise Agreement(Incorporated by reference to
                    Exhibit 10.9 to Registrant's Form 10)

     (b)  Reports on Form 8-K
          None

EVERGOOD PRODUCTS CORPORATION
    AND SUBSIDIARIES

Table of Contents
================================================================================
                                                                        Page
Independent Auditors' Report                                             F-2
Audited Consolidated Financial Statements:
    Balance Sheets
      December 31, 1999 and 2000                                       F-3/F-4
    Statements of Operations
      For the Years Ended December 31, 1998, 1999 and 2000               F-5
    Statements of Changes in Stockholders' Equity
      For the Years Ended December 31, 1998, 1999 and 2000               F-6
    Statements of Cash Flows
      For the Years Ended December 31, 1998, 1999 and 2000             F-7/F-8
Notes to Consolidated Financial Statements                           F-9 to F-25

                          Independent Auditors' Report

To the Board of Directors
Evergood Products Corporation and Subsidiaries
Hicksville, New York

We have audited the accompanying consolidated balance sheets of Evergood Products Corporation and Subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1998, 1999 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evergood Products Corporation and Subsidiaries as of December 31, 1999 and 2000 and the results of its operations and cash flows for the years ended December 31, 1998, 1999 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP
RAICH ENDE MALTER & CO. LLP
East Meadow, New York

March 2, 2001

EVERGOOD PRODUCTS CORPORATION
    AND SUBSIDIARIES

Consolidated Balance Sheets

======================================================================================
                                                                    December 31,
                                                             -------------------------
                                                                 1999         2000
                                                             -----------   -----------
Assets
  Current Assets
    Cash                                                     $   445,849   $   236,037
    Restricted cash                                               36,410          --
    Accounts receivable - less allowance for doubtful
      accounts of $334,000 and $790,893 for 1999 and
      2000, respectively                                       5,330,484     8,589,570
    Accounts receivable - related party, less allowance for
      doubtful accounts of $0 in 1999 and $453,845 for 2000      247,658          --
    Current maturities of notes receivable - net                 124,910        65,914
    Inventory                                                  8,618,944     9,577,706
    Deferred tax asset                                         1,456,000     1,286,000
    Deferred franchising costs                                    58,400        56,400
    Prepaid expenses                                             443,565       787,217
                                                             -----------   -----------
                                                              16,762,220    20,598,844
                                                             -----------   -----------
  Fixed Assets - net                                           1,224,699     2,506,042
                                                             -----------   -----------
  Other Assets

    Notes receivable - net of current maturities                  42,414        98,442
    Deferred tax asset                                           510,000       333,000
    Intangible assets - net                                         --         294,246
    Other assets                                                  16,118        12,853
                                                             -----------   -----------
                                                                 568,532       738,541
                                                             -----------   -----------
                                                             $18,555,451   $23,843,427
                                                             ===========   ===========

See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
   AND SUBSIDIARIES

Consolidated Balance Sheets

================================================================================================

                                                                             December 31,
                                                                    ----------------------------
                                                                        1999             2000
                                                                    ------------    ------------
Liabilities and Stockholders' Equity
 Current Liabilities
   Accounts payable                                                 $  8,744,554    $  9,133,954
   Accrued expenses                                                      718,476       2,324,275
   Unearned franchise fees                                               240,000         187,500
   Sundry liabilities                                                     94,454            --
   Income taxes payable                                                   35,740         101,887
   Current maturities of long-term debt                                  258,250         240,000
   Current maturities of loans payable - officers                        174,272         142,009
                                                                    ------------    ------------
                                                                      10,265,746      12,129,625
                                                                    ------------    ------------
Other Liabilities
 Loan payable                                                          5,839,175       6,976,796
   Long-term debt - net of current maturities                            680,000       1,255,500
   Loans payable - officers - net of current maturities                  110,323            --
                                                                    ------------    ------------
                                                                       6,629,498       8,232,296
                                                                    ------------    ------------
Commitments and Contingencies

Stockholders' Equity
   Common stock - par value $.01 - authorized 10,000,000
     shares; issued 3,957,557 and 4,546,146 for 1999 and
     2000 respectively, and outstanding 3,887,368 and
     4,475,957 for 1999 and 2000, respectively                            39,576          45,462
   Additional paid-in capital                                          6,978,728       7,855,052
   Accumulated (deficit)                                              (5,054,063)     (4,114,974)
                                                                    ------------    ------------
                                                                       1,964,241       3,785,540
   Less:  Treasury stock - 70,189 shares at cost                         304,034         304,034
                                                                    ------------    ------------
                                                                       1,660,207       3,481,506
                                                                    ------------    ------------
                                                                    $ 18,555,451    $ 23,843,427
                                                                    ============    ============

See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
   AND SUBSIDIARIES

Consolidated Statements of Operations

================================================================================

                                                              For the Years Ended
                                                                  December 31,
                                                  --------------------------------------------
                                                      1998             1999            2000
                                                  ------------    ------------    ------------
Net revenue                                       $ 38,601,509    $ 44,599,133    $ 61,363,217
Cost of revenue                                     27,867,831      31,144,799      43,011,836
                                                  ------------    ------------    ------------
                                                    10,733,678      13,454,334      18,351,381
Selling, general and administrative expenses        11,476,266      11,044,884      17,027,334
                                                  ------------    ------------    ------------
Income (Loss) Before Other Income(Expense)            (742,588)      2,409,450       1,324,047
                                                  ------------    ------------    ------------
Other Income(Expense)
   Interest(expense)                                  (732,642)       (683,113)       (870,588)
   Other income                                                                      1,295,630
                                                  ------------    ------------    ------------
                                                      (732,642)       (683,113)        425,042
                                                  ------------    ------------    ------------
Income (Loss) Before Provision for Income Taxes     (1,475,230)      1,726,337       1,749,089
Provision (benefit) for income taxes                     4,000      (1,278,000)        810,000
                                                  ------------    ------------    ------------
Net Income (Loss)                                  $(1,479,230)   $  3,004,337    $    939,089
                                                  ============    ============    ============
Basic and Diluted Net Income (Loss) Per Share      $     (0.38)   $       0.77    $       0.22
                                                  ============    ============    ============
Weighted Average Shares Outstanding                  3,887,368       3,887,368       4,187,817
                                                  ============    ============    ============


See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
   AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
================================================================================

                                       Common Stock           Paid-in     Accumulated     Treasury
                                   Shares        Amount       Capital      (Deficit)   Stock At Cost       Total
                                 ==================================================================================
Balance -
January 1, 1998                  3,816,564   $    38,166   $ 6,980,138    ($6,579,170)   ($  304,034)   $   135,100

Retroactive effect of
shares issued to controlling
stockholder for acquisition
of his minority interest           140,993         1,410        (1,410)          --             --             --
                               -----------   -----------   -----------    -----------    -----------    -----------
Restated Balance -
January 1, 1998                  3,957,557        39,576     6,978,728     (6,579,170)      (304,034)       135,100

   Net (loss)                         --            --            --       (1,479,230)          --       (1,479,230)
                               -----------   -----------   -----------    -----------    -----------    -----------
Balance -
December 31, 1998                3,957,557        39,576     6,978,728     (8,058,400)      (304,034)    (1,344,130)
   Net income                         --            --            --        3,004,337           --        3,004,337
                               -----------   -----------   -----------    -----------    -----------    -----------
Balance -
December 31,1999                 3,957,557        39,576     6,978,728     (5,054,063)      (304,034)     1,660,207

Shares issued for
  acquisition of
  minority interest                140,993         1,410       195,979           --             --          197,389

Shares issued to
  consultants                      447,596         4,476       680,345           --             --          684,821

   Net income                         --            --            --          939,089           --          939,089
                               -----------   -----------   -----------    -----------    -----------    -----------
Balance -
December 31, 2000                4,546,146   $    45,462   $ 7,855,052    ($4,114,974)   ($  304,034)   $ 3,481,506
                               ===========   ===========   ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
   AND SUBSIDIARIES

Consolidated Statements of Cash Flows                                Page 1 of 2
================================================================================

                                                                            For the Years Ended
                                                                                December 31,
                                                                  -----------------------------------------
                                                                         1998           1999           2000
                                                                  -----------    -----------    -----------
Cash Flows from Operating Activities
   Net income (loss)                                              ($1,479,230)   $ 3,004,337    $   939,089
                                                                  -----------    -----------    -----------
   Adjustment to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                  307,210        227,322        515,384
       Provision (benefit) for deferred taxes                            --       (1,366,000)       347,000
       Stock issued for consulting fees                                  --             --          684,821
       Increase (decrease) in allowance for doubtful
         accounts and notes receivable                                 (1,662)       139,828        969,543
       Write-off of accounts receivable and notes receivable            5,988        101,067        157,936
       Increase in inventory obsolescence writedowns                  225,000         22,000         72,000
       (Gain) on sale of machinery and equipment                         --             --           (8,000)
       Gain on cancellation of debt                                   (92,826)          --             --
    (Increase) decrease in:
       Accounts receivable                                           (762,801)    (1,152,028)    (3,953,717)
       Accounts receivable - related party                                  -       (247,658)      (206,187)
       Inventory                                                      181,910     (1,606,300)    (1,030,762)
       Deferred franchising costs                                     (11,352)        22,875          2,000
       Prepaid taxes                                                  (44,562)        44,562           --
       Prepaid expenses and other current assets                      191,950         28,106       (343,652)
       Notes receivable                                                57,696         18,928         23,965
       Other assets                                                    22,995          5,956          3,265
     Increase (decrease) in:
       Accounts payable                                             1,326,773        685,537        389,400
       Accrued expenses                                              (117,994)       (68,543)     1,605,799
       Unearned franchise fees                                         31,250        (76,250)       (52,500)
       Sundry liabilities                                              24,462        (35,313)       (94,454)
       Income taxes payable                                            (4,865)        35,740         66,147
                                                                  -----------    -----------    -----------
                                                                    1,339,172     (3,220,171)      (852,012)
                                                                  -----------    -----------    -----------
                                                                     (140,058)      (215,834)        87,077
                                                                  -----------    -----------    -----------

See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
   AND SUBSIDIARIES

Consolidated Statements of Cash Flows                                                           Page 2 of 2
===========================================================================================================

                                                                            For the Years Ended
                                                                                December 31,
                                                                  -----------------------------------------
                                                                         1998           1999           2000
                                                                  -----------    -----------    -----------
Cash Flows from Investing Activities
   Purchase of fixed assets                                         (264,585)      (568,602)    (1,776,084)
   Acquisition of a franchise store                                     --             --         (117,500)
   Proceed from sale of machinery and equipment                         --             --            8,000
   Restricted cash as security for equipment lease                                                  36,410
                                                                 -----------    -----------    -----------
                                                                    (264,585)      (568,602)    (1,849,174)
                                                                 -----------    -----------    -----------
Cash Flows from Financing Activities
   Increase in loan payable                                          828,884        877,705      1,137,621
   Proceeds of notes payable                                         340,000           --          815,500
   Payments of notes payable                                        (225,773)      (288,115)      (258,250)
   Decrease in officers' loans                                        (6,293)      (110,969)      (142,586)
                                                                 -----------    -----------    -----------
                                                                     936,818        478,621      1,552,285
                                                                 -----------    -----------    -----------
Increase (Decrease) in Cash                                          532,175       (305,815)      (209,812)
Cash - beginning                                                     219,489        751,664        445,849
                                                                 -----------    -----------    -----------
Cash - end                                                       $   751,664    $   445,849    $   236,037
                                                                 ===========    ===========    ===========
Supplemental Disclosures
   Cash paid:

   Interest                                                      $   716,597    $   669,333    $   870,588
                                                                 ===========    ===========    ===========

   Taxes                                                         $    53,430    $     8,306    $   386,234
                                                                 ===========    ===========    ===========
Minority interest acquired through the issuance of
   common stock                                                  $      --      $      --      $   197,389
                                                                 ===========    ===========    ===========



See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
    AND SUBSIDIARIES

Notes to Consolidated Financial Statements      December 31, 1998, 1999 and 2000
================================================================================

1-   The Company

     Evergood Products Corporation and Subsidiaries (the "Company") produce and sell vitamins and mineral products and other nutritional supplements. The Company sells its products under its customers' private labels, under a brand developed by one of its subsidiaries and, pursuant to a license and supply agreement, through the Great Earth franchise system under the Great Earth label. The sales to the Great Earth franchisees constituted approximately 31%, 28% and 19% of the Company's total sales volume for 1998, 1999 and 2000, respectively. Amounts receivable pertaining to these sales amounted to approximately $1,704,000 and $1,159,000 at December 31, 1999 and 2000, respectively.

2-   Summary of Significant Accounting Policies

     The summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with generally accepted accounting principles and have been applied consistently in all material respects.

     a. Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Evergood Products Corporation and its subsidiaries. All significant intercompany items and transactions have been eliminated.

     b. Cash and Cash Equivalents - Cash and Cash equivalents include liquid investments with maturities of three months or less at the time of purchase.

     c. Inventories - Inventories are stated at the lower of cost (first-in, first-out basis) or market.

          The Company evaluates the items comprising the inventory for impairment quarterly on the basis of anticipated usage in relation to stocks on hand. Where such evaluation indicates a loss of utility, the cost basis of the impaired items is written down to estimated realizable value.

     d. Fixed Assets - Fixed assets are stated at cost. Depreciation is provided for by use of the straight-line method over the estimated useful lives of the assets, which range from two to ten years.

     e. Intangible Assets - Intangible assets consist of goodwill which is being amortized over periods ranging from 10 to 15 years. Accumulated amortization and amortization expense for the year ended December 31, 2000 was $20,643.

          The Company's policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset.

     f. Fair Value of Financial Statements - The Company's debt instruments payable to financial institutions bear floating interest rates referenced to prevailing market rates. Accordingly, the carrying amounts of such instruments approximate fair value at each reporting date. Other debt instruments, consisting of loans due to officers, approximate fair value at December 31, 1999 and 2000.

          The carrying amount of notes receivable approximates fair value at both December 31, 1999 and 2000 based on their yield and their relatively short maturities, with fair value estimated by discounting cash flows using current rates for similar loans.

     g. Income Taxes - Federal and state income taxes have been provided in the financial statements at statutory rates. In a prior year, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FASB 109"). FASB 109 requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities (adjusted for valuation allowances) are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     h. Earnings Per Share - The accompanying financial statements include earnings per share calculated as required by Financial Accounting Standards No. 128 Earnings Per Share which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share include the effects of securities convertible into common stock to the extent such conversion would be dilutive.

          Weighted average shares presented in the accompanying financial statements have been adjusted for all periods presented to give retroactive effect to 140,993 shares issued in March, 2000 to the Company's controlling stockholder in exchange for his minority ownership interests in two of the Company's subsidiaries.

     i. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     j. Revenue Recognition - The Company derives revenues from the sale of product manufactured to customer orders, from distribution of product to franchisee and third party retailers, from the sale of franchise rights and from royalties on sales by franchisee retailers.

          Revenue from the sale of product manufactured to customer orders, and from the sale of product to franchisee and third party retailers, is recognized when the product is shipped. The Company accrues for known returns and makes a provision for estimated returns based on historical experience.

          The Company earns royalties on retail product sales made by franchisees. Royalty revenue is recognized at the time such sales are made. The Company records royalty revenue on the basis of the monthly sales report provided to the Company by the franchisees.

          Revenues from the sale of franchise rights are recognized when the Company has fulfilled its obligations of assisting the franchisee in opening a retail store. Such obligations are deemed fulfilled upon opening of the store.

     k. Advertising Costs - Advertising costs are expensed the first time the advertisement takes place and amounted to approximately $3,724,000, $2,542,000 and $5,346,000 in 1998, 1999 and 2000, respectively. Such costs are included in Selling, General and Administrative Expenses. Prepaid advertising included in the accompanying financial statements totaled $241,308 and $452,216 at December 31, 1999 and 2000, respectively.

     l. Stock-Based Compensation - The Company accounts for stock-based compensation issued to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

          When stock based compensation is issued to non-employees, the Company records these transactions at the fair market value of the equity instruments issued or the goods and services received, whichever is more reliably measurable.

     m. New Accounting Pronouncement - In June, 1998, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value, with the potential effect on operations dependent upon certain conditions being met. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe there will be a significant impact on the Company upon adopting this standard.

3-   Inventory

     Inventory is comprised of the following:

                                                            December 31,
                                                  =============================
                                                       1999             2000
                                                  =============================
     Raw Materials                                  $4,078,344       $4,983,743
     Work-in-Process                                 1,180,092        1,367,494
     Finished Goods                                  3,360,508        3,226,469
                                                  -----------------------------
                                                    $8,618,944       $9,577,706
                                                  =============================

4-   Notes Receivable

     Notes receivable consist of trade notes bearing interest at 8%. Notes receivable also reflect conversion of accounts receivable to notes. Such conversions amounted to $197,260, $86,613 and $152,011 during the years ending December 31, 1998, 1999, and 2000, respectively. The notes, net of an allowance for doubtful accounts of $75,000 and $133,779 at December 31, 1999 and 2000, respectively, mature through 2003:

                                                            December 31,
                                                  =============================
                                                        1999             2000
                                                  =============================
     Total notes receivable                           $167,324         $164,356
     Less:  Current maturities                         124,910           65,914
                                                  -----------------------------
                                                       $42,414          $98,442
                                                  =============================

     The following is a schedule of maturities of notes receivable by year:


     Year ending December 31, 2001           $157,815
                              2002             65,208
                              2003             19,058
                              2004             13,856
                              2005             15,006
                              Thereafter       27,192
                                           -----------
                                              298,135
     Less:  Allowance for doubtful accounts   133,779
                                           -----------
                                             $164,356
                                           ===========

5-   Fixed Assets

     Fixed assets is comprised of the following:

                                                                      December 31,               Estimated
                                                              -----------------------------     Useful Life
                                                                  1999            2000             Range
                                                              ----------------------------------------------
     Machinery and equipment                                     $5,525,638      $7,210,071    2 to 10 years
     Office equipment and fixtures                                  447,506         514,156    5 to 10 years
                                                              -----------------------------
                                                                  5,973,144       7,724,227
     Less:  Accumulated depreciation and amortization             4,748,445       5,218,185
                                                              -----------------------------
                                                                 $1,224,699      $2,506,042
                                                              =============================

     The weighted average estimated lives of the fixed assets at December 31, 2000 were approximately 9.0 years for the machinery and equipment and 6.0 years for the office equipment and fixtures. Depreciation expense totaled $200,139, $227,322 and $494,741 for 1998, 1999 and 2000, respectively.

6-   Acquisitions

     a. In February, 2000, the Company acquired a store from a franchisor at a cost of $117,500. The assets acquired consisted principally of the franchise area rights, and certain furniture and equipment of minimal value. The acquisition was accounted for as a purchase, accordingly, the operations of the acquired business are included in the accompanying financial statements from the date of acquisition. Goodwill was recorded in the amount of $117,500 and is being amortized over a period of ten years. Revenues from this franchise store from the date of acquisition through December 31, 2000 totaled approximately $195,000.

     b. In March 2000, the Company consummated a share exchange agreement whereby it acquired the 20% minority interests held in two of its subsidiaries: GEC and Bodyonics. The minority interests were acquired from two individuals, both of whom serve as officers and directors of the Company, and one of whom is the Company's controlling stockholder and the other being a significant stockholder. The individuals owned equal interests in the subsidiaries and each were issued 140,993 shares of the Company's common stock, with the exchange ratio determined through an independent appraisal.

          The acquisition of the controlling stockholder's interest was accounted for in a manner similar to a pooling of interests and given retroactive effect in the financial statements for all historical periods, with no adjustment to fair value for the interests exchanged.

          The acquisition of the non-controlling stockholders' interest was accounted for under the purchase method based on the fair value of the Company shares issued as consideration for the exchange. The fair value of such shares is $197,389. This amount was recorded as goodwill and is being amortized over a period of fifteen years.

7-   Loan Payable

     As of August 30, 2000, the Company renegotiated its loan agreement with its existing lender. As amended, the agreement provides for borrowings to a maximum of $9,500,000. The loan is collateralized by the Company's accounts receivable, inventory, and certain fixed assets, and expires on August 17, 2004. As amended, the agreement also provides that the Company shall pay an interest rate of 1% higher than the rate of interest publicly announced by the Chase Manhattan Bank ("Chase Prime"). In addition, if the Company's net income, exclusive of any extraordinary items, is at least $850,000 in any year, commencing with the fiscal year ending December 31, 2001(a "Qualifying Fiscal Year"), the interest rate shall be reduced by one quarter of one percent (.25%) per annum, if no event of default has occurred under the terms of the financing agreement, however, the interest rate per annum shall not be lower than one half of one percent (.5%) in excess of the Chase Prime. In the event that the Company has a net loss in any fiscal year following a Qualifying Fiscal Year, the interest rate shall increase by one quarter of one percent (.25%) per annum. Excess availability under this line was approximately $1,208,000 at December 31, 2000. This debt is partially guaranteed by the Company's President. The loan agreement prohibits the Company from paying dividends and includes certain restrictions on the repayment of officers' debt.

8-   Long-Term Debt

     Long-term debt consists primarily of a note due to CIT. The note is secured by substantially all machinery and equipment of the Company and cross collateralized by the assets securing the credit line. During August of 2000, this note was amended and restated to reflect an additional $815,500 of indebtedness incurred by the Company. The note is payable in monthly installments of $20,000 plus interest through August, 2004 at which time the final balance is due. This debt includes interest at prime plus 1%. The weighted average effective rate was 11%, 11% and 11.9% for 1998, 1999 and 2000, respectively.

     In addition, included within current maturities of long-term debt in fiscal year 1999 is a capital lease obligation used to acquire equipment with a cost of approximately $153,000 and a net book value of approximately $114,000 at December 31, 1999. The balance of the obligation at December 31, 1999 consisted of the final month's payment of $4,461 (inclusive of imputed interest of $211) and the purchase obligation of $14,000 both of which were paid in January 2000. Cash collateral held in a restricted certificate of deposit was released upon the settlement.

     At December 31, 2000, future maturities of long-term debt are as follows:

                    December 31, 2001          $240,000
                                 2002           240,000
                                 2003           240,000
                                 2004           775,500
                                             ----------
                                             $1,495,500
                                             ==========

9-   Notes and Loan Payable - Officers

     The Company has a note payable to an officer. The note, in the amount of $100,000 in 1999 and $43,381 in 2000, is payable in weekly installments of $2,400 including interest at the rate of 4% per annum. The balance of this note includes accrued interest of $10,323 at December 31, 1999 and none in 2000. A second note, which had an unpaid principal balance of $52,410 at December 31, 1999 was repaid in 2000. Interest expense incurred on these two notes was $18,587, $6,636 and $3,866 for 1998, 1999 and 2000,
     respectively.

     The Company has two loans payable to a second officer. The balance of these loans were $121,862 for December 31, 1999. As of December 31, 2000, one loan remained outstanding with a balance of $98,628. The note is non-interest bearing and no repayment terms existed at that time. The loan was paid in January 2001.

10-  Stockholders' Equity

     In May 2000, the Company entered into an agreement with a firm (Aegis Capital Corp.) that has provided and will continue to provide strategic financial consulting and advisory services to the Company. The agreement is effective for a term of one year commencing March 1, 2000. Compensation for these services, if any, is to be negotiated. At the same time the Company agreed to issue 447,596 shares of common stock to three individuals of this firm as compensation for services rendered to date. The fair value of the shares issued is $684,821. This amount was recorded as a consulting fee in the Company's financial statements.

11-  Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

                                                             December 31,
                                                     ==========================
                                                        1999            2000
                                                     ==========================
     Net operating loss carryforwards                $   906,000    $   146,000
     Amortization                                        269,000        232,000
     Allowance for doubtful accounts                     153,000        581,000
     Inventory obsolescence writedown                    212,000        241,000
     Unearned franchise fees                              91,000         72,000
     Unicap (263A adjustment)                            175,000        180,000
     New York State investment tax credit                277,000        264,000
     Accrued vacation pay                                 59,000         70,000
     Federal AMT credits                                  42,000           --
     Miscellaneous                                       (64,000)       (53,000)
     Accrued officers salaries                              --           17,000
                                                     --------------------------
                                                       2,120,000      1,750,000
     Less:  Valuation allowance                          154,000        131,000
                                                     --------------------------
                                                     $ 1,966,000    $ 1,619,000
                                                     ==========================

     At December 31, 2000, the Company has net operating loss carryforwards available as follows:

                                                         Loss
                                                     Carryforward   Expirations
                                                     ============   ===========
     New York State                                  $1,822,000*   2004 to 2014

     *Based on estimated allocated utilization.

     New York State net operating losses can be carried forward for 15 years. Net operating loss carryforwards are subject to certain limitations on annual utilization in the event of ownership changes or equity structure shifts.

     Additionally, the Company has New York State investment tax credits, which will be available as a direct offset to tax after the New York State net operating loss is exhausted. Such credits can be carried forward for 15 years and expire variously, from 2001 to 2014. The Company has provided a valuation allowance in the amount of $131,000 against the portion of such credits expiring in earliest years prior to when the Company expects to be able to utilize them.

     Management of the Company has determined that it is more likely than not that the deferred tax assets, other than the investment credits mentioned above, will be realized on the basis of a continuation of current operating performance. Accordingly, no additional valuation allowance is deemed necessary at December 31, 2000.

         The provision (benefit) for income taxes is comprised of the following:

                                                                 December 31,
                                                 =========================================
                                                     1998           1999           2000
                                                 =========================================
Current
  Federal                                        $      --      $    42,000    $   402,000
  State                                                4,000         46,000         61,000
                                                 -----------------------------------------
                                                       4,000         88,000        463,000
                                                 -----------------------------------------
Deferred
  Federal                                               --          (95,000)       271,000
  State                                                 --          (82,000)        76,000
                                                 -----------------------------------------
                                                       4,000       (177,000)       347,000
                                                 -----------------------------------------
Change in the beginning of the year
  valuation allowance resulting from a
  change in circumstances affecting the
  estimated realization of deferred tax assets          --       (1,189,000)          --
                                                 -----------------------------------------
                                                 $     4,000    ($1,278,000)   $   810,000
                                                 =========================================

     The tax effect of net operating loss carryforwards not previously recognized was a reduction of the current federal provision by $707,000 and the current state provision by $82,000 in 1999.

     The provision (benefit) for income taxes differs from the amount using the statutory federal income tax rate (34%) as follows:

                                                                December 31,
                                                 =========================================
                                                     1998           1999           2000
                                                 =========================================
     At statutory rates                         ($  503,000)   $   587,000    $   607,000
     Effect of state taxes                            4,000         30,000        116,000
     Effect of permanent differences                 58,000         83,000         87,000
     Loss for which no benefit was recorded         445,000           --             --
     Current benefit of net operating loss
       carryforward not previously recognized          --         (789,000)          --
     Change in valuation allowance                     --       (1,189,000)          --
                                                -----------------------------------------
                                                $     4,000    ($1,278,000)   $   810,000
                                                =========================================

12-  Major Customers and Foreign Sales

     a. For the years ended December 31, 1998, 1999 and 2000, the Company had significant sales and receivable balances from major customers in the pharmaceutical and nutritional business as follows:

                                      For the Year Ended                                  As of
                                       December 31, 1998                            December 31, 1998
                         ---------------------------------------------------------------------------------------
                               Approximate           Approximate                                  Approximate
                              Year To-Date          Percentage of          Approximate           Percentage of
                                  Sales            Total Net Sales       Trade Receivable      Total Receivables
                         ========================================================================================
     Customer A               $3,246,000                8%                   $216,000                 5%
     Customer B                5,555,000               14                     879,000                20
     Customer C                4,271,000               11                     112,000                 3
     Customer D                       --               --                          --                --
                         ----------------------------------------------------------------------------------------
                             $13,072,000              33%                  $1,207,000                28%
                         ========================================================================================

                                      For the Year Ended                                  As of
                                       December 31, 1999                            December 31, 1999
                         ---------------------------------------------------------------------------------------
                               Approximate           Approximate                                  Approximate
                              Year To-Date          Percentage of          Approximate           Percentage of
                                  Sales            Total Net Sales       Trade Receivable      Total Receivables
                         ========================================================================================
     Customer A               $2,436,000                6%                     $237,000              4%
     Customer B                3,668,000                8                       674,000             13
     Customer C               10,441,000               23                       435,000              8
     Customer D                2,677,000                6                       262,000              5
                         ----------------------------------------------------------------------------------------
                             $19,222,000               43%                   $1,608,000             30%
                         ========================================================================================

                                      For the Year Ended                                  As of
                                       December 31, 2000                            December 31, 2000
                         ---------------------------------------------------------------------------------------
                               Approximate           Approximate                                  Approximate
                              Year To-Date          Percentage of          Approximate           Percentage of
                                  Sales            Total Net Sales       Trade Receivable      Total Receivables
                         ========================================================================================
     Customer A               $5,705,000                9%                   $3,810,000             44%
     Customer B                3,560,000                6                       278,000              3
     Customer C               23,040,000               37                     1,455,000             17
     Customer D                6,303,000               10                       254,000              3
                         ----------------------------------------------------------------------------------------
                             $38,608,000               62%                   $5,797,000             67%
                         ========================================================================================

     The above amounts relate to the following segments:
     Customer A - brand development segment.
     Customer B - manufacturing segment.
     Customer C - manufacturing segment.
     Customer D - manufacturing segment

b. Sales to customers located in Canada, Europe and the Far East totaled approximately $1,780,000, $1,630,000 and $1,690,000 for the years 1998,
     1999 and 2000, respectively. Substantially all of the Company's sales to foreign customers are denominated in U.S. dollars.

13-  Employee Benefit Plans

     a. Pension Plan - The Company participates in a multi-employer pension plan for all union employees meeting certain age and length of service requirements. Pension expense was $45,760, $50,215 and $66,380 for 1998, 1999 and 2000, respectively. The union plan is a defined contribution plan.

     b. 401 (k) Plan - The Company maintains a 401 (k) Plan covering all employees who meet certain eligibility requirements. Employees may defer a percentage of their salary, currently capped at $10,500. Commencing in 1998, the Company provides matching contributions equal to 50% of employee contributions, up to a maximum benefit of $25 per employee, per week. Such matching contributions totaled $26,286, $49,533, and $56,758 in 1998, 1999 and 2000,
          respectively.

14-Commitments and Contingencies

   Commitments

The Company has operated from the same location since 1978, however it has historically rented on a non-lease basis. Rent expense for the premises was $246,398, $254,820 and $300,326 for 1998, 1999, and 2000, respectively. In addition, the Company leases vehicles and equipment under leases, which expire on various dates through 2004. Rent expense under such leases was $1,415, $39,319 and $82,285 for 1998, 1999 and 2000, respectively.

Future minimum lease payments to be made under these operating leases as of December 31, 2000, are as follows:

                                      Minimum Operating         Month-to-Month
                                      Lease Obligations        Facility Rentals*
                                      -----------------        ----------------
               December 31, 2001          $194,457               $  165,337
                            2002            60,188                  267,900
                            2003            24,576                  267,900
                            2004             5,919                  267,900
                            2005                --                  267,900
                                      -----------------        ----------------
                                          $285,140               $1,236,937
                                      =================        ================

         *Presented under the assumption that facilities rentals will continue at current levels for the periods indicated.

Legal Proceedings,

In March 1999 and May 1999, Frank Hillebrand and Jonathan Aube, respectively, each commenced an action against Evergood in the Supreme Court of California, County of Riverside, Indio Branch. Each suit arises from allegations by the respective plaintiff that Evergood used his images in, among other things, advertisements and product packaging without his authorization. Each suit claims damages for invasion of privacy, invasion of the right to privacy, conversion and loss of future earnings. Additionally, each suit seeks injunctive relief. Both suits are currently in a discovery stage, accordingly, Evergood is currently unable to predict the likely outcome. Although certain causes of action under these lawsuits are not covered under Evergood's insurance policies, management believes that any potential liability in excess of that which is covered by insurance will not have a material financial impact on Evergood.

In April 2000, Great Earth International Franchising Corp. filed a lawsuit in the United States District Court for the Southern District of New York against Great Earth Vitamins/Mid-Atlantic, Inc., a franchisee, and the principals of Mid-Atlantic, John Corumbis, Abraham Zaiderman and T. Brian Halgley. The complaint seeks declaratory judgement, damages for breach of contract, an accounting and injunctive relief. The complaint does not state the amount of damages being sought. An answer has not been interposed. The parties are presently engaged in settlement negotiations.

In December 2000 Great Earth International Franchising Corp. ("GEIFC") initiated a lawsuit in the United States District Court for the Eastern District of New York against 1039405 Ontario, Inc., a sub-franchisor, for breach of contract, trademark infringement, misappropriation of trademarks and tortious interference seeking a preliminary injunction and other damages in an amount to be determined. In the first quarter of 2001, 1039405 Ontario counter-claimed for breach of contract and tortious interference seeking damages of $10 million. Subsequently, GEIFC has amended its complaint seeking other damages for additional trademark infringement with damages sought in excess of $10 million. No discovery has commenced. The parties expect to enter into a scheduling order for the purpose of conducting discovery. It is impossible to currently predict or ascertain the outcome of the litigation; however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of this action should not have a materially adverse effect on Evergood's consolidated financial statements.

Likewise, in January 2001, GEIFC commenced a separate lawsuit in the United States District Court for the Southern District of New York against Milks Development, Inc., RHG Holdings Co., Edward Ricciardi and Ted Odd, the sub-franchisees of 1039405 Ontario. The identical causes pled in the lawsuit against 1039405 Ontario are pled in this lawsuit against Milks Development, Inc., RHG Holdings Co., Edward Ricciardi and Ted Odd, along with a similar counterclaim. Each of the claims in the main action and the counterclaim seek damages similar to those sought in the lawsuit described above. This lawsuit has not yet reached the discovery stage. It is impossible to currently predict the outcome of this litigation; however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of this action should not have a materially adverse effect on Evergood's consolidated financial statements.

15- Related Party Transactions

    a. The Company obtains legal services from a firm having a partner who is an officer, director and significant stockholder of the Company. Legal fees amounted to $232,731, $628,433, and $608,253 for the years ended 1998, 1999 and 2000, respectively. Payments to this firm were $348,458, $517,786, and $689,491 respectively for such years. Amounts due to this firm which are included in accounts payable total $300,873 at December 31, 1999 and $219,635 at December 31, 2000.

    b. In August, 1999, HSSB Holdings Corp. ("HSSB"), an entity owned by two individuals who serve as officers and directors of the Company (one of whom is the Company's controlling stockholder) acquired two troubled franchise locations located in Long Island, New York, from the prior owner who had fallen significantly behind in payments to the Company.

         The stores were acquired for HSSB's assumption of liabilities owed to the Company (amounting to $136,742) and certain obligations related to the leased premises. Since acquisition, HSSB has expended significant amounts to renovate and refurbish the acquired stores and for advertising and promotion to reestablish market presence. However, it has been unable to generate adequate cash flows from the acquired stores to make any payments on amounts owed to the Company, including additional amounts of approximately $305,103 for product purchased subsequent to the acquisition and $12,000 of non-interest bearing advances.

         The owners of HSSB are presently evaluating what steps can be taken to bring these stores to profitability. However, due to the uncertainty of HSSB's ability to generate adequate future cash flows, the Company has deemed it necessary to fully reserve against the receivable totaling $453,845 at December 31, 2000. Furthermore, due to the uncertainty of the Company realizing payment for any future sales made on account to HSSB, the Company has determined that, until such time as conditions warrant otherwise, future sales to HSSB should be recorded on a cash receipts basis.

16-      Operating Segments

         The Company follows SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in reporting information about its operating segments.

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

         The accounting policies of the segments are the same as those for the Company as a whole. The Company evaluates the financial performance of the segments based on their respective operating income. Income taxes are not allocated to segments, however, tax assets are included with segment assets to the extent that the taxable entities giving rise to the assets are constituents of such segments. The manufacturing segment produces product for both third parties and for other segments. Intersegment sales are priced to provide manufacturing with its normal rate of gross profit.

         Revenues from the franchising segment are comprised of the following:

                                                           December 31,
                                       -------------------------------------------------
                                               1998            1999            2000
                                          ==============  ============    ==============
         Sale of product                    $12,480,713    $12,261,051     $10,295,453

         Royalties                            1,935,992      1,848,306       1,535,152

         Sale of franchise                      321,000        467,750         233,000
                                         ---------------  ------------    --------------
                                            $14,737,705    $14,577,107     $12,063,605
                                          ==============  ============    ==============
         Number of franchise outlets
           open at year end                         131            143             128
                                          ==============  ============    ==============

         Segment information for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                                                                  Brand
                                                 Manufacturing    Franchising     Development   Corporate          Total
                                                 -------------    -----------     -----------  -----------      -----------
1998

    Net revenues from external customers          $18,449,544     $14,737,705     $5,414,260   $      -         $38,601,509
    Intersegment net sales                         13,587,992          71,397          -              -          13,659,389
    Operating income (loss)                         1,797,149       1,826,779     (4,369,893)       3,377          (742,588)
    Interest expense                                  484,911         152,403         90,000        5,328           732,642
    Total assets                                    6,901,012       5,575,888      1,754,860      299,562        14,531,322
    Capital expenditures                              243,938          10,416         10,231          -             264,585
    Depreciation and amortization                     147,635         123,425         36,150          -             307,210

1999

    Net revenues from external customers          $24,705,125     $14,577,107     $5,316,901   $      -         $44,599,133
    Intersegment net sales                         11,769,984          67,608       -                 -          11,837,592
    Operating income (loss)                         2,719,225         778,780     (1,062,382)     (26,173)        2,409,450
    Interest expense                                  436,442         156,671         90,000          -             683,113
    Total assets                                    9,896,930       5,051,879      1,978,642    1,628,000        18,555,451
    Capital expenditures                              568,602           -              -              -             568,602
    Depreciation and amortization                     176,426          12,889         38,007          -             227,322

2000

    Net revenues from external customers          $41,062,557     $12,063,605     $8,237,055   $                $61,363,217
    Intersegment net sales                          9,726,522         192,886          1,281                      9,920,689
    Operating income (loss)                         4,000,281        (810,349)    (1,097,254)    (768,631)        1,324,047
    Interest expense                                  627,076         153,512         90,000                        870,588
    Total assets                                   12,522,080       4,490,950      5,548,397    1,282,000        23,843,427
    Capital expenditures                            1,764,908          11,176                                     1,776,084
    Depreciation and amortization                     454,472          24,018         36,894                        515,384

17-      Valuation and Qualifying Accounts

         Valuation and qualifying accounts for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                                                   Balance        Charged                                 Balance
                                                                at Beginning   to Costs and      Other         *           at End
                                                                  Of Period      Expenses      Accounts    Deductions     of Period
                                                                ===================================================================
         1998

             Allowance for bad debts                                 $244,000        -            -             -        $244,000
                                                                ===================================================================
             Reserve for doubtful notes receivable                    $40,181        -            -         ($15,009)     $25,172
                                                                ===================================================================
             Reserve for sales returns and allowances                 $17,572   $1,107,473                 ($604,740)    $520,305
                                                                ===================================================================
             Allowance for related party receivable                      -            -           -             -             -
                                                                ===================================================================
         1999

             Allowance for bad debts                                 $244,000     $276,000        -        ($186,000)    $334,000
                                                                ===================================================================
             Reserve for doubtful notes receivable                    $25,172      $54,159        -          ($4,331)     $75,000
                                                                ===================================================================
             Reserve for sales returns and allowances                $520,305     $278,766        -        ($731,647)     $67,424
                                                                ===================================================================
             Allowance for related party receivable                       -            -          -             -             -
                                                                ===================================================================
         2000

             Allowance for bad debts                                 $334,000     $542,594        -         ($85,701)    $790,893
                                                                ===================================================================
             Reserve for doubtful notes receivable                    $75,000     $131,014        -         ($72,235)    $133,779
                                                                ===================================================================
             Reserve for sales returns and allowances                 $67,424     $599,618        -         (347,388)    $319,654
                                                                ===================================================================
             Allowance for related party receivable                     -         $453,845        -              -       $453,845
                                                                ===================================================================
         * Reserved amounts written off.

18-      Concentrations

         a. The Company's financial instruments that are exposed to concentrations of credit risk consists primarily of cash and trade accounts receivable. The Company places its cash with high credit quality institutions. At times, balances may be in excess of the FDIC insurance limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

         b. During 2000, the Company purchased approximately 16.3% and 13.3% of its raw materials from two vendors. However, management believes that the Company's reliance on these sources of supply is minimal as many alternative sources for the material purchased exist.

19-      Collective Bargaining Agreement

         On May 15, 2000, the Company renewed its collective bargaining agreement for a three-year term which expires on May 15, 2003. Approximately 67% of the Company's labor force is covered under this agreement.

20- Unaudited Quarterly Results of Operations: (In Thousands Except For Per Share Data)

QUARTER ENDED                                        MARCH 31       JUNE 30,       SEPT. 30       DEC.31
                                                       2000           2000           2000          2000
                                                  ---------------------------------------------------------
Net revenue                                          $15,249         $15,898        $15,903      $14,313
Cost of revenue                                       10,970          11,399         11,520        9,123
                                                  ---------------------------------------------------------
Gross profit                                          $4,279          $4,499         $4,383       $5,190
                                                  =========================================================
Income applicable to common stock                       $750            $327            $17        ($155)
                                                  =========================================================

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE     $   .19         $   .07        $     -      $  (.04)
                                                  =========================================================

QUARTER ENDED                                        MAR. 31,       JUNE 30,       SEPT. 30       DEC.31
                                                       1999           1999           1999          1999
                                                  ---------------------------------------------------------
Net revenue                                          $10,957         $12,105        $10,771      $10,766
Cost of revenue                                        7,731           8,489          7,341        7,584
                                                  ---------------------------------------------------------
Gross profit                                          $3,226          $3,616         $3,430       $3,182
                                                  =========================================================
Income applicable to common stock                       $497            $891           $500       $1,116
                                                  =========================================================

BASIC AND DILUTED INCOME PER COMMON SHARE            $  0.13         $  0.23        $  0.13      $  0.28
                                                  =========================================================

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EVERGOOD PRODUCTS CORPORATION




Dated: March 29, 2001                By: /s/ Stephen R. Stern
                                        ----------------------------------------
                                     Stephen R. Stern, Executive Vice President,
                                        Assistant Secretary, Chief Operating
                                          Officer, Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

         Signature                                   Title                                 Date

/s/ Mel Rich                        President and Chief Executive Officer             March 29, 2001
----------------
Mel Rich



/s/ Stephen R. Stern                Executive Vice President, Assistant Secretary,    March 29, 2001
--------------------                Chief Operating Officer, Chief Financial
Stephen R. Stern                    Officer



/s/ Charlotte Rich                  Secretary                                         March 29, 2001
------------------
Charlotte Rich

                                    EXHIBITS

 3.1 Certificate of Incorporation, as amended.(Incorporated by reference to Exhibit 3.1 of Registrant's Form 10)
 3.2     By-Laws.(Incorporated by reference to Exhibit 3.2 of Registrant's
         Form 10)
 4.1 Specimen common stock certificate.(Incorporated by reference to Exhibit 4.1 of Registrant's Form 10)
10.1 Employment Agreement between Evergood Corporation and Mel Rich dated as of January 1, 2000.(Incorporated by reference to Exhibit 10.1 of Registrant's Form 10)
10.2 Employment Agreement between Evergood Corporation and Stephen R. Stern dated February 1, 2000.(Incorporated by reference to Exhibit 10.2 of Registrant's Form 10)
10.3 Employment Agreement between Evergood Corporation and Charlotte Rich dated January 1, 2000.(Incorporated by reference to Exhibit 10.3 of Registrant's Form 10)
10.4 Form of Indemnification Agreement.(Incorporated by reference to Exhibit 10.4 of Registrant's Form 10)
10.5 Agreement with Livingston Healthcare Services, Inc. as amended. (Incorporated by reference to Exhibit 10.5 of Registrant's Form 10)
10.6 Credit Agreement with the CIT Group/Credit Finance, Inc. as amended. (Incorporated by reference to Exhibit 10.6 of Registrant's Form 10)
10.7 Voting Trust Agreement dated as of September 30, 1996 among Evergood Corporation, Stephen R. Stern and Mel Rich. (Incorporated by reference to Exhibit 10.7 of Registrant's Form 10)
10.8 Stock Exchange Agreement dated as of March 1, 2000.(Incorporated by reference to Exhibit 10.8 of Registrant's Form 10)
10.9     Form of Franchise Agreement. (Incorporated by reference to
         Exhibit 10.9 of Registrant's Form 10)