Form 10-Q
period 2001-03-31
EVERGOOD PRODUCTS CORP
filed 2001-05-14
CIK 714162

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001

                                       OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period of ______________ to ______________

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

As of May 10, 2001, the registrant had 4,475,957 shares outstanding of its Common Stock, $.01 par value.

EVERGOOD PRODUCTS CORPORATION
   AND SUBSIDIARIES

Index

================================================================================



                                                                                                        Page
Part I.       Financial Information

  Item 1.     Unaudited Consolidated Financial Statements

                Balance Sheets
                  December 31, 2000 and March 31, 2001                                                   3-4

                Statements of Operations
                  For the Three Months Ended March 31, 2000 and 2001                                     5

                Statements of Cash Flows
                  For the Three Months Ended March 31, 2000 and 2001                                     6-7

                Notes to Consolidated Financial Statements                                               8-11

  Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                               12-15

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                15


Part II.      Other Information

  Item 1.     Legal Proceedings                                                                         16

  Item 6.     Exhibits and Reports on Form 8-K                                                          17


Signatures                                                                                              18

Part I - Financial Information

Item 1.  Consolidated Financial Statements

EVERGOOD PRODUCTS CORPORATION
   AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
================================================================================

                                                                                December 31,          March 31,
                                                                                    2000                 2001
                                                                              ===============      ===============

Assets
     Current Assets
       Cash                                                                   $       236,037      $       415,881
       Accounts receivable - less allowance for doubtful
         accounts of $790,893 and $939,508 for 2000
         and 2001, respectively                                                     8,589,570            7,343,843
       Accounts receivable - related party - less allowance
         for doubtful accounts of $453,845 and $516,154
         for 2000 and 2001, respectively                                                    -                    -
       Current maturities of notes receivable - net                                    65,914               48,852
       Inventory                                                                    9,577,706            8,775,912
       Deferred tax asset                                                           1,286,000            1,396,000
       Deferred franchising costs                                                      56,400               26,000
       Prepaid expenses                                                               787,217              513,080
                                                                              ---------------      ---------------

                                                                                   20,598,844           18,519,568
                                                                              ---------------      ---------------

     Fixed Assets - net                                                             2,506,042            2,560,219
                                                                              ---------------      ---------------

     Other Assets
       Notes receivable - net of current maturities                                    98,442               70,826
       Deferred tax asset                                                             333,000              489,000
       Intangible assets - net                                                        294,246              288,017
       Other assets                                                                    12,853               12,418
                                                                              ---------------      ---------------

                                                                                      738,541              860,261
                                                                              ---------------      ---------------

                                                                              $    23,843,427      $    21,940,048
                                                                              ===============      ===============

See notes to consolidated financial statements.                                3

EVERGOOD PRODUCTS CORPORATION
   AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
================================================================================


                                                                                December 31,          March 31,
                                                                                    2000                2001
                                                                              ===============      ===============
Liabilities and Stockholders' Equity

     Current Liabilities
       Accounts payable                                                       $     9,133,954      $     9,931,110
       Accrued expenses                                                             2,324,275            1,558,321
       Unearned franchise fees                                                        187,500              157,500
       Income taxes payable                                                           101,887                    -
       Current maturities of long-term debt                                           240,000              240,000
       Current maturities of loans payable - officers                                 142,009               12,476
                                                                              ---------------      ---------------

                                                                                   12,129,625           11,899,407
                                                                              ---------------      ---------------

     Other Liabilities
       Loan payable                                                                 6,976,796            5,832,160
       Long-term debt - net of current maturities                                   1,255,500            1,195,500
                                                                              ---------------      ---------------

                                                                                    8,232,296            7,027,660
                                                                              ---------------      ---------------

     Commitments and Contingencies

     Stockholders' Equity
       Common stock                                                                    45,462               45,462
       Additional paid-in capital                                                   7,855,052            7,855,052
       Accumulated (deficit)                                                       (4,114,974)          (4,583,499)
                                                                              ---------------      ---------------
                                                                                    3,785,540            3,317,015
       Less:  Treasury stock                                                          304,034              304,034
                                                                              ---------------      ---------------

                                                                                    3,481,506            3,012,981
                                                                              ---------------      ---------------

                                                                              $    23,843,427      $    21,940,048
                                                                              ===============      ===============

See notes to consolidated financial statements.                                4

EVERGOOD PRODUCTS CORPORATION
   AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
================================================================================

                                                     For the Three Months Ended
                                                               March 31,
                                                 ==================================
                                                       2000                 2001
                                                 ==================================
Net Revenue                                      $   15,249,379     $    16,577,742

Cost of Revenue                                      10,970,072          11,859,220
                                                 --------------     ---------------

                                                      4,279,307           4,718,522

Selling, General and Administrative Expenses          4,146,898           5,233,864
                                                 --------------     ---------------

Income Before Other Income (Expense)                    132,409            (515,342)
                                                 --------------     ---------------

Other Income (Expense)
   Interest (expense)                                  (206,006)           (216,183)
   Other income                                       1,295,630                   -
                                                 --------------     ---------------

                                                      1,089,624            (216,183)
                                                 --------------     ---------------

Income (Loss) Before Income Taxes                     1,222,033            (731,525)
                                                 --------------     ---------------

Provision (Benefit) for Income Taxes
   Current                                              254,125               3,000
   Deferred                                             218,000            (266,000)
                                                 --------------     ---------------

                                                        472,125            (263,000)
                                                 --------------     ---------------

Net Income (Loss)                                $      749,908     $      (468,525)
                                                 ==============     ===============
Basic and Diluted Net Income (Loss) Per Share    $          .19     $          (.10)
                                                 ==============     ===============
Weighted Shares Used in Computation                   3,985,465           4,475,957
                                                 ==============     ===============

               See notes to consolidated financial statements.                 5

EVERGOOD PRODUCTS CORPORATION
   AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)                                                          Page 1 of 2
================================================================================

                                                                   For the Three Months Ended
                                                                             March 31,
                                                               ==================================
                                                                     2000                2001
                                                               ==================================
Cash Flows from Operating Activities
   Net income (loss)                                           $      749,908     $      (468,525)
                                                               --------------     ---------------
   Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
       Depreciation and amortization                                   68,969             168,360
       Provision (benefit) for deferred taxes                         218,000            (266,000)
       Stock issued for consulting fees                               684,821                   -
       Increase (decrease) in allowance for doubtful
         accounts and notes receivable                                 65,000             213,821
       Write-off of accounts receivable and notes receivable           40,903              15,802
       Loss on disposal of fixed assets                                     -              53,231
       (Increase) decrease in:

         Accounts receivable                                       (2,620,675)          1,049,818
         Accounts receivable - related party                          (97,674)                  -
         Inventory                                                    323,166             801,794
         Deferred franchising costs                                   (10,000)             30,400
         Prepaid expenses                                            (152,937)            274,137
         Notes receivable                                             (15,136)             10,964
         Other assets                                                (224,415)                435
       Increase (decrease) in:

         Accounts payable                                           1,746,743             797,156
         Accrued expenses and sundry liabilities                      215,355            (765,954)
         Unearned franchise fees                                      (57,500)            (30,000)
         Income taxes payable                                         216,762            (101,887)
                                                               --------------     ---------------

                                                                      401,382           2,252,077
                                                               --------------     ---------------

                                                                    1,151,290           1,783,552
                                                               --------------     ---------------

Cash Flows from Investing Activities
   Purchase of fixed assets                                          (196,035)           (269,540)
   Restricted cash as security for equipment lease                     36,410                   -
                                                               --------------     ---------------

                                                                     (159,625)           (269,540)
                                                               --------------     ---------------

See notes to consolidated financial statements.                                6

EVERGOOD PRODUCTS CORPORATION
   AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(Unaudited)                                                          Page 2 of 2
================================================================================


                                                                                    For the Three Months Ended
                                                                                              March 31,
                                                                                ===================================
                                                                                       2000               2001
                                                                                ===================================

Cash Flows from Financing Activities
   Increase (decrease) in loan payable                                          $       (953,549)   $    (1,144,636)
   Payments of notes payable                                                             (78,250)           (60,000)
   Payments of officers' loans                                                           (11,411)          (129,532)
                                                                                ----------------    ---------------

                                                                                      (1,043,210)        (1,334,168)
                                                                                ----------------    ---------------

Increase (Decrease) in Cash                                                              (51,545)           179,844

Cash - beginning                                                                         445,849            236,037
                                                                                ----------------    ---------------

Cash - end                                                                      $        394,304    $       415,881
                                                                                ================    ===============

See notes to consolidated financial statements.                                7

EVERGOOD PRODUCTS CORPORATION
   AND SUBSIDIARIES
Notes to Consolidated Financial Statements

March 31, 2001                                                       (Unaudited)
===============================================================================

1 -    Unaudited Interim Statements

       The accompanying unaudited consolidated financial statements of Evergood Products Corporation and Subsidiaries ("Evergood" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2000.

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

3 -    Inventory

       Inventory is comprised of the following:


                                          December 31,       March 31,
                                             2000              2001
                                         ==============================
             Raw Materials               $   4,983,743    $   4,468,778
             Work-in-Process                 1,367,494        1,337,249
             Finished Goods                  3,226,469        2,969,885
                                         -------------    -------------
                                         $   9,577,706    $   8,775,912
                                         =============    =============

Continued                                                                      8

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

       Segment information for the three months ended March 31, 2000 and 2001 was as follows:

                                                                       Brand
                               Manufacturing       Franchising       Development      Corporate           Total
                               ===================================================================================
Three Months Ended
  March 31, 2000
   Net revenues from
     external customers        $  10,424,511     $   3,242,484    $    1,582,384    $          -    $   15,249,379
   Intersegment net sales          2,607,334            20,307                 -               -         2,627,641
   Operating income (loss)         1,119,793           (24,659)         (250,772)       (711,953)          132,409
   Total assets                   12,014,182         5,071,557         2,733,980       1,446,000        21,265,719


Three Months Ended
  March 31, 2001
   Net revenues from
     external customers        $  11,616,183     $   2,949,900    $    2,011,659    $          -    $   16,577,742
   Intersegment net sales          2,395,583            55,260                 -               -         2,450,843
   Operating income (loss)         1,114,011          (559,251)       (1,048,334)        (21,768)         (515,342)
   Total assets                   12,739,225         4,523,811         3,139,012       1,538,000        21,940,048

Continued                                                                      9

       Revenue from the franchising segment is comprised of the following:

                                                                                     March 31,
                                                                          ==============================
                                                                               2000              2001
                                                                          ==============================
                Sale of Products                                          $   2,769,633    $   2,517,807
                Royalties                                                       410,351          432,093
                Sale of Franchises                                               62,500                -
                                                                          -------------    -------------

                                                                          $   3,242,484    $   2,949,900
                                                                          =============    =============

       Product sales include $40,245 and $46,010 of sales for the three months ended March 31, 2000 and 2001, respectively, from a Company-owned franchise store, which was acquired in 2000.

5 -    Litigation

       In March, 1999 and May, 1999, Frank Hillebrand and Jonathan Aube, respectively, each commenced an action against Evergood in the Supreme Court of California, County of Riverside, Indio Branch. Each suit arises from allegations by the respective plaintiff that Evergood used his images in, among other things, advertisements and product packaging without his authorization. Each suit claims damages for invasion of privacy, invasion of the right to privacy, conversion and loss of future earnings. Additionally, each suit seeks injunctive relief. Both suits are currently in a discovery stage and, accordingly, Evergood is currently unable to predict the likely outcome. Although certain causes of action under these lawsuits are not covered under Evergood's insurance policies, management believes that any potential liability in excess of that which is covered by insurance will not have a material financial impact on Evergood.

       In April, 2000, Great Earth International Franchising Corp. filed a lawsuit in the United States District Court for the Southern District of New York against Great Earth Vitamins/Mid-Atlantic, Inc., a franchisee, and the principals of Mid-Atlantic, John Corumbis, Abraham Zaiderman and T. Brian Halgley. The complaint seeks declaratory judgement, damages for breach of contract, an accounting and injunctive relief. The complaint does not state the amount of damages being sought. An answer has not been interposed. The parties are presently engaged in settlement negotiations.

       In December, 2000, Great Earth International Franchising Corp. ("GEIFC") initiated a lawsuit in the United States District Court for the Eastern District of New York against 1039405 Ontario, Inc., a sub-franchisor, for breach of contract, trademark infringement, misappropriation of trademarks and tortious interference seeking a preliminary injunction and other damages in an amount to be determined. In the first quarter of 2001, 1039405 Ontario counter-claimed for breach of contract and tortious interference seeking damages of $10,000,000. Subsequently, GEIFC has amended its complaint seeking other damages for additional trademark infringement with damages sought

Continued                                                                     10
       in excess of $10,000,000. Discovery has commenced. The parties have entered into a scheduling order for the purpose of conducting discovery. It is impossible to currently predict or ascertain the outcome of the litigation; however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of this action should not have a materially adverse effect on Evergood's consolidated financial statements.

       Likewise, in January, 2001, GEIFC commenced a separate lawsuit in the United States District Court for the Southern District of New York against Milks Development, Inc., RHG Holdings Co., Edward Ricciardi and Ted Odd, the sub-franchisees of 1039405 Ontario. The identical causes pled in the lawsuit against 1039405 Ontario are pled in this lawsuit against Milks Development, Inc., RHG Holdings Co., Edward Ricciardi and Ted Odd, along with a similar counterclaim. Each of the claims in the main action and the counterclaim seek damages similar to those sought in the lawsuit described above. This lawsuit has reached the discovery stage. It is impossible to currently predict the outcome of this litigation; however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of this action should not have a materially adverse effect on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this report are forward-looking statements. Such forward-looking statements are based on the current beliefs of management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's history of losses; the need to obtain additional financing and the ability to obtain such financing; outstanding indebtedness; the ability to hire and retain key personnel; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which the Company operates; uncertainties relating to government and regulatory policies and other political risks; uncertainties relating to customer plans and commitments; cost of and availability of component materials and inventories; effect of governmental export and import policies; the highly competitive environment in which the Company operates; potential entry of new capitalized competitors into the Company's markets; and the uncertainty regarding the Company's continued ability, through sales growth, to absorb increasing costs incurred and expected to be incurred in connection with its business activities. The words believe, expect, anticipate, intend and plan and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

       Results of Operations

       Three months ended March 31, 2000 compared with three months ended March 31, 2001.

       Revenue
       -------

       Consolidated revenue for the three months ended March 31, 2000 and 2001 were as follows:

                                                                             March 31,
                                                    ===========================================================
                                                                2000                             2001
                                                    ----------------------------    ---------------------------
                                                         Amount         Percent          Amount        Percent
                                                    ===========================================================
       Segment:
         Manufacturing                              $   10,424,000          68.4%   $   11,616,000         70.0%
         Franchising                                     3,242,000          21.2         2,950,000         17.8
         Brand Development                               1,583,000          10.4         2,012,000         12.2
                                                    --------------    ----------    --------------    ---------

       Consolidated                                 $   15,249,000         100.0%   $   16,578,000        100.0%
                                                    ==============    ==========    ==============    =========

       Consolidated revenue for the three months ended March 31, 2001 rose by approximately $1,329,000, an increase of 8.7% over the three months ended March 31, 2000.

       Revenue from product sales by all segments increased by approximately $1,369,000 or 9.2% from $14,777,000 in 2000 to $16,146,000 in 2001.
       Company-wide sales to the franchise system decreased $293,000 or 10.4% from $2,811,000 in 2000 to $2,518,000 in 2001. Company-wide sales to unaffiliated customers increased by approximately $1,662,000 or 14% from $11,966,000 in 2000 to $13,628,000 in 2001. Consolidated revenue also includes royalties and franchise fees earned by the franchising segment. Royalties increased by approximately $22,000 from $410,000 in 2000 to $432,000 in 2001. Franchise fee revenue decreased by approximately $62,000 from $62,000 in 2000 to $-0- in 2001.

       Manufacturing segment sales increased approximately $1,192,000, reflecting additional sales to the Company's largest customers. There were no significant changes in selling prices during this period. Selling prices are based on the cost of manufacture, plus a margin which varies based on the brand and, in some cases, the particular product.

       The decrease in franchising segment revenue of approximately $292,000 primarily reflects a decrease in sale of products to franchises, and a decrease in franchise fee revenue. The decline in sales was primarily due to increased competition from national vitamin chains, vitamin discounters and internet sales. The decrease in franchise fee revenue was due to the absence of sales of franchises during the period.

       Brand development sales increased by approximately $429,000 primarily as a result of increases in advertising and promotional expenses. Advertising for this segment was approximately $1,774,000 in 2001 compared with $726,000 in 2000, an increase of $1,048,000 or 144%.

Continued                                                                     13

       Operating Income (Loss)
       -----------------------

       Operating income (loss) for the three months ended March 31, 2000 and 2001 is comprised as follows:



                                                                          March 31,
                                                 =========================================================
                                                             2000                          2001
                                                 ---------------------------    --------------------------
                                                                     Percent                       Percent
                                                                       of                             of
                                                                     Segment                       Segment
                                                      Amount         Revenue         Amount        Revenue
                                                 =========================================================
       Segment:
         Manufacturing                           $    1,120,000        10.7%    $    1,114,000        9.6%
         Franchising                                    (24,000)        (.7)          (559,000)     (19.0)
         Brand Development                             (251,000)      (15.9)        (1,048,000)     (52.1)
         Corporate                                     (712,000)          -            (22,000)
                                                 --------------                 --------------

       Consolidated                              $      133,000          .8%    $     (515,000)     (3.1)%
                                                 ==============                 ==============

       Consolidated operating income for the three months ended March 31, 2001 decreased by approximately $648,000 compared to the three months ended March 31, 2000. The increase in gross margin of approximately $439,000 resulted from a combination of higher sales and improved margins overall. This increase was offset by increases in selling, general and administrative expenses, primarily advertising and promotion expenses, officers' salaries and professional fees.

       Manufacturing segment operating income decreased by approximately $6,000 in the three months ended March 31, 2001. Manufacturing gross profit increased approximately $246,000, offset by increases in manufacturing segment selling, general and administrative expenses of approximately $251,000. The increase in gross profit was caused primarily by increases in sales and decreases in raw material. The $251,000 increase in manufacturing segment selling, general and administrative expenses reflects increases in salaries and professional fees.

       Franchising segment operating loss increased by approximately $535,000 for the three months ended March 31, 2001 compared with the three months ended March 31, 2000. The change is primarily due to lower sales and lower margins of approximately $184,000 and increases in selling, general and administrative expenses, primarily warehouse charges of $81,000, bad debt of $75,000, conventions and seminars of $40,000, consulting fees of $34,000 and salaries of approximately $132,000.

       Brand development operating loss increased by approximately $797,000 for the three months ended March 31, 2001 from March 31, 2000. This resulted primarily because increased revenue and higher gross profit of approximately $378,000 was more than offset by increases to selling, general and administrative expenses of approximately $1,175,000 due mostly to an increase in advertising and promotion expenses of approximately $1,048,000.


Continued                                                                    14

       Net Income (Loss)
       -----------------

       Consolidated net loss of approximately $469,000 was comprised of the operating loss of $515,000 and interest expense of $216,000, offset in part by a tax benefit of $263,000.

       For the three months ended March 31, 2000, the Company had net income of $750,000, comprised of operating income of $132,000, interest expense of $206,000 and income from litigation settlements of $1,300,000. Additionally, the Company recorded a tax expense of $472,000.

       Liquidity and Capital Resources
       -------------------------------

       The Company's balance sheet reflects working capital of approximately $6,621,000 at March 31, 2001 compared with approximately $8,469,000 at December 31, 2000, a decrease of $1,848,000. In addition to the net loss of $469,000, items contributing to the decrease in working capital included the utilization of current assets to purchase equipment in the amount of $270,000 and to reduce long-term debt by approximately $1,200,000.

       Cash flows generated from operations for the three months ended March 31, 2001 were approximately $1,800,000. The $469,000 net loss was the principal factor requiring the use of operating cash flows. However, this was more than offset by changes in other operating assets and liabilities, primarily decreases to accounts receivable and inventory levels. Accounts receivable decreased by approximately $1,100,000, mainly because one of the Company's major customers has begun paying at a much quicker pace. Inventory decreased approximately $814,000, mainly because the year-end balance included significant stocks of a new product which was introduced and shipped shortly after year-end.

       Cash used for financing activities in the amount of approximately $1,334,000 was for the repayment of loans. The Company uses its loan facility, which is collateralized by its accounts receivable, inventories and fixed assets, together with working capital generated from operations, to fund its cash needs. At March 31, 2001, the Company had available approximately $1,600,000 under this facility.

       Management of the Company believes that internally generated funds and its available line of credit will be sufficient for its working capital needs and the servicing of its debt for at least the next 12 months.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

       Not applicable.

Part II - Other Information

Item 1.  Legal Proceedings

       In March, 1999 and May, 1999, Frank Hillebrand and Jonathan Aube, respectively, each commenced an action against Evergood in the Supreme Court of California, County of Riverside, Indio Branch. Each suit arises from allegations by the respective plaintiff that Evergood used his images in, among other things, advertisements and product packaging without his authorization. Each suit claims damages for invasion of privacy, invasion of the right to privacy, conversion and loss of future earnings. Additionally, each suit seeks injunctive relief. Both suits are currently in a discovery stage and, accordingly, Evergood is currently unable to predict the likely outcome. Although certain causes of action under these lawsuits are not covered under Evergood's insurance policies, management believes that any potential liability in excess of that which is covered by insurance will not have a material financial impact on Evergood.

       In April, 2000, Great Earth International Franchising Corp. filed a lawsuit in the United States District Court for the Southern District of New York against Great Earth Vitamins/Mid-Atlantic, Inc., a franchisee, and the principals of Mid-Atlantic, John Corumbis, Abraham Zaiderman and T. Brian Halgley. The complaint seeks declaratory judgement, damages for breach of contract, an accounting and injunctive relief. The complaint does not state the amount of damages being sought. An answer has not been interposed. The parties are presently engaged in settlement negotiations.

       In December, 2000, Great Earth International Franchising Corp. ("GEIFC") initiated a lawsuit in the United States District Court for the Eastern District of New York against 1039405 Ontario, Inc., a sub-franchisor, for breach of contract, trademark infringement, misappropriation of trademarks and tortious interference seeking a preliminary injunction and other damages in an amount to be determined. In the first quarter of 2001, 1039405 Ontario counter-claimed for breach of contract and tortious interference seeking damages of $10,000,000. Subsequently, GEIFC has amended its complaint seeking other damages for additional trademark infringement with damages sought in excess of $10,000,000. Discovery has commenced. The parties have entered into a scheduling order for the purpose of conducting discovery. It is impossible to currently predict or ascertain the outcome of the litigation; however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of this action should not have a materially adverse effect on Evergood's consolidated financial statements.

       Likewise, in January, 2001, GEIFC commenced a separate lawsuit in the United States District Court for the Southern District of New York against Milks Development, Inc., RHG Holdings Co., Edward Ricciardi and Ted Odd, the sub-franchisees of 1039405 Ontario. The identical causes pled in the lawsuit against 1039405 Ontario are pled in this lawsuit against Milks Development, Inc., RHG Holdings Co., Edward Ricciardi and Ted Odd, along with a similar counterclaim. Each of the claims in the main action and the counterclaim seek damages similar to those sought in the lawsuit described above. This lawsuit has reached the discovery stage. It is impossible to currently predict the outcome of this litigation; however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of this action should not have a materially adverse effect on the Company's consolidated financial statements.

Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

            None.


       (b)  Reports on Form 8-K

            None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Date:   May 11, 2001                     EVERGOOD PRODUCTS CORPORATION


                                           By:  /s/ Stephen R. Stern
                                                --------------------------------
                                                Chief Financial Officer and
                                                Principal Accounting Officer