Form 10-Q
period 2001-06-30
EVERGOOD PRODUCTS CORP
filed 2001-08-14
CIK 714162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

                                       OR



( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period of             to
                                          ----------      ----------

                        Commission file number: 000-10981

                          EVERGOOD PRODUCTS CORPORATION


              Delaware                                   13-2640515
    (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                   Identification No.)

   175 Lauman Lane, Hicksville, NY                         11801
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's telephone number, including area code   (516)  822-1230

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                              Yes  (X)       No

     As of August 8, 2001, the registrant had 4,475,957 shares outstanding of its Common Stock, $.01 par value.

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES

Index


                                                                  Page


Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

         Balance Sheets
          December 31, 2000 and June 30, 2001                      3-4

         Statements of Operations
          For the Three and Six Months Ended June 30, 2000 and 2001  5

         Statements of Cash Flows
          For the Six Months Ended June 30, 2000 and 2001          6-7

         Notes to Consolidated Financial Statements               8-12

Item 2. Management's  Discussion and Analysis of Financial
         Condition and Results of Operations                     12-18

Item 3. Quantitative and Qualitative Disclosures About Market
         Risk                                                    18-19

Item 4. Submission of Matters to a Vote of Securities Holders       19


Part II. Other Information

Item 1. Legal Proceedings                                        20-21

Item 6. Exhibits and Reports on Form 8-K                            21

Signatures                                                          21

Part I - Financial Information

Item 1.  Consolidated Financial Statements

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

                                                             December 31,             June 30,
                                                               2000                    2001
                                                           ===================================

Assets
  Current Assets
   Cash                                                     $    236,037          $    356,973
      Accounts receivable - less allowance for doubtful
       accounts of $790,893 and $1,113,296 for 2000
       and 2001, respectively                                  8,589,570             7,439,735
      Accounts receivable - related party - less allowance
       for doubtful accounts of $453,845 and $572,096
       for 2000 and 2001, respectively                                 -                     -
      Current maturities of notes receivable - net                65,914                31,622
      Inventory                                                9,577,706            12,128,312
      Deferred tax asset                                       1,286,000             1,402,000
      Deferred franchising costs                                  56,400                21,000
      Prepaid expenses                                           787,217               860,708
                                                             -----------           -----------
                                                              20,598,844            22,240,350
                                                             -----------           -----------
  Fixed Assets - net                                           2,506,042             2,845,922
                                                             -----------           -----------
  Other Assets
   Notes receivable - net of current maturities                   98,442                22,655
   Deferred tax asset                                            333,000               498,000
   Intangible assets - net                                       294,246               281,788
   Other assets                                                   12,853                16,491
                                                             -----------           -----------
                                                                 738,541               818,934
                                                             -----------           -----------
                                                             $23,843,427           $25,905,206
                                                             ===========           ===========

See notes to consolidated financial statements

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

                                                             December 31,            June 30,
                                                               2000                   2001
                                                           ===================================
Liabilities and Stockholders' Equity
  Current Liabilities
   Accounts payable                                          $ 9,133,954           $13,573,983
   Accrued expenses                                            2,324,275             1,753,569
   Unearned franchise fees                                       187,500               147,500
   Income taxes payable                                          101,887                     -
   Current maturities of long-term debt                          240,000               240,000
   Current maturities of loans payable - officers                142,009                     -
                                                             -----------           -----------
                                                              12,129,625            15,715,052
                                                             -----------           -----------
  Other Liabilities
   Loan payable                                                6,976,796             5,752,723
   Long-term debt - net of current maturities                  1,255,500             1,135,500
                                                             -----------           -----------
                                                               8,232,296             6,888,223
                                                             -----------           -----------
  Commitments and Contingencies

  Stockholders' Equity
   Common stock                                                   45,462                45,462
   Additional paid-in capital                                  7,855,052             7,855,052
   Accumulated (deficit)                                      (4,114,974)           (4,294,549)
                                                             -----------           -----------
                                                               3,785,540             3,605,965
   Less:  Treasury stock                                         304,034               304,034
                                                             -----------           -----------
                                                               3,481,506             3,301,931
                                                             -----------           -----------
                                                             $23,843,427           $25,905,206
                                                             ===========           ===========

See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                    For the Three Months Ended        For the Six Months Ended
                                             June 30,                           June 30,
                                    --------------------------        -------------------------
                                       2000             2001              2000          2001
                                    -----------------------------------------------------------
Net Revenue                         $15,897,614    $18,355,411       $31,146,993     $34,933,153

Cost of Revenue                      11,398,786     11,871,090        22,368,858      23,730,310
                                    -----------    -----------       -----------     -----------
                                      4,498,828      6,484,321         8,778,135      11,202,843

Selling, General and
 Administrative Expenses              3,768,056      5,917,401         7,914,954      11,151,265
                                    -----------    -----------       -----------     -----------
Income Before Other Income
 (Expenses)                             730,772        566,920           863,181          51,578
                                    -----------    -----------       -----------     -----------
Other Income (Expenses)
 Interest (expense)                    (203,105)      (152,970)         (409,111)       (369,153)
 Other income                                 -              -         1,295,630               -
                                    -----------    -----------       -----------     -----------
                                       (203,105)      (152,970)          886,519        (369,153)
                                    -----------    -----------       -----------     -----------
Income (Loss) Before Provision
 for Income Taxes                       527,667        413,950         1,749,700        (317,575)
                                    -----------    -----------       -----------     -----------
Provision for Income Taxes
 Current                                 23,125        140,000           277,250         143,000
 Deferred                               178,000        (15,000)          396,000        (281,000)
                                    -----------    -----------       -----------     -----------
                                        201,125        125,000           673,250        (138,000)
                                    -----------    -----------       -----------     -----------
Net Income (Loss)                   $   326,542    $   288,950       $ 1,076,450     $  (179,575)
                                    ===========    ===========       ===========     ===========


Basic and Diluted Net Income
 (Loss) Per Share                   $       .07    $       .06       $       .25     $      (.04)
                                    ===========    ===========       ===========     ===========

Weighted Shares Used in
 Computation                          4,475,957      4,475,957         4,230,712       4,475,957
                                    ===========    ===========       ===========     ===========

See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)                                                          Page 1 of 2

                                                        For the Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                          2000            2001
                                                        ------------------------
Cash Flows from Operating Activities
 Net income (loss)                                      $ 1,076,450  $  (179,575)
                                                        -----------  -----------
 Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
   Depreciation and amortization                            155,799      327,717
   Provision (benefit) for deferred taxes                   396,000     (281,000)
   Stock issued for consulting fees                         684,821            -
   Increase (decrease) in allowance for doubtful
    accounts and notes receivable                           127,000      412,812
   Write-off of accounts receivable and notes receivable     72,235      121,419
   (Gain) loss on disposal of fixed assets                   (8,000)      53,231
   (Increase) decrease in:
    Accounts receivable                                  (2,788,369)     690,827
    Accounts receivable - related party                    (147,020)           -
    Inventory                                              (562,220)  (2,550,606)
    Deferred franchising costs                                2,000       35,400
    Prepaid expenses                                       (182,880)     (73,491)
    Notes receivable                                        (36,018)      34,857
    Other assets                                           (181,000)      (3,638)
   Increase (decrease) in:
    Accounts payable                                      1,499,592    4,440,029
    Accrued expenses and sundry liabilities                 683,441     (570,706)
    Unearned franchise fees                                 (52,500)     (40,000)
    Income taxes payable                                    (35,740)    (101,887)
                                                        -----------  -----------
                                                           (372,859)   2,494,964
                                                        -----------  -----------
                                                            703,591    2,315,389
                                                        -----------  -----------
Cash Flows from Investing Activities
 Purchase of fixed assets                                  (876,316)    (708,371)
 Restricted cash as security for equipment lease             36,410            -
 Proceeds from sale of machinery and equipment                8,000            -
                                                        -----------  -----------
                                                           (831,906)    (708,371)
                                                        -----------  -----------

See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)                                                          Page 2 of 2

                                                        For the Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                          2000            2001
                                                        ------------------------
Cash Flows from Financing Activities
 Increase (decrease) in loan payable                    $   198,894  $(1,224,073)
 Payments of notes payable                                 (138,250)    (120,000)
 Payments of officers' loans                                (39,379)    (142,009)
                                                        -----------  -----------
                                                             21,265   (1,486,082)
                                                        -----------  -----------
Increase (Decrease) in Cash                                (107,050)     120,936

Cash - beginning                                            445,849      236,037
                                                        -----------  -----------
Cash - end                                              $   338,799  $   356,973
                                                        ===========  ===========

See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001                                                        (Unaudited)





1 -  Unaudited Interim Statements

     The accompanying unaudited consolidated financial statements of Evergood Products Corporation and Subsidiaries ("Evergood" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2000.


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


3 -  Inventory

     Inventory is comprised of the following:

                                                December 31,           June 30,
                                                   2000                  2001
                                                --------------------------------

              Raw Materials                     $4,983,743           $ 4,779,452
              Work-in-Process                    1,367,494             3,709,844
              Finished Goods                     3,226,469             3,639,016
                                                ----------           -----------
                                                $9,577,706           $12,128,312
                                                ==========           ===========

Continued

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


     Segment information for the three and six months ended June 30, 2000 and 2001 was as follows:

                                                                    Brand
                        Manufacturing       Franchising          Development       Corporate          Total
                        ---------------------------------------------------------------------------------------
Three Months Ended
 June 30, 2000
 Net revenue from
  external customers     $ 11,247,546        $ 3,092,083        $ 1,557,985       $         -       $15,897,614
 Intersegment net sales     2,785,339             21,546                  -                 -         2,806,885
 Operating income (loss)    1,050,281           (141,839)          (133,041)          (44,629)          730,772
 Total assets              13,112,623          5,409,294          2,840,655         1,267,597        22,630,169


Three Months Ended
 June 30, 2001
  Net revenue from
   external customers    $ 12,614,429        $ 2,960,974        $ 2,780,008       $         -     $  18,355,411
  Intersegment net sales    3,285,152             57,979                  -                 -         3,343,131
  Operating income (loss)   2,413,943           (344,349)        (1,482,214)          (20,460)          566,920
  Total assets             15,606,970          4,387,424          4,371,812         1,539,000        25,905,206


Continued

                                                                    Brand
                        Manufacturing       Franchising          Development       Corporate          Total
                        ---------------------------------------------------------------------------------------
Six Months Ended
 June 30, 2000
 Net revenue from
  external customers     $ 21,672,057        $ 6,334,567        $ 3,140,369       $         -       $ 31,146,993
 Intersegment net sales     5,392,673             41,853                  -                 -          5,434,526
 Operating income (loss)    2,170,074           (166,498)          (383,813)         (756,582)           863,181
 Total assets              13,112,623          5,409,294          2,840,655         1,267,597         22,630,169

Six Months Ended
 June 30, 2001
 Net revenue from
  external customers     $ 24,230,612        $ 5,910,874        $ 4,791,667       $         -       $ 34,933,153
 Intersegment net sales     5,680,735            113,239                  -                 -          5,793,974
 Operating income (loss)    3,527,954           (903,600)        (2,530,548)          (42,228)            51,578
 Total assets              15,606,970          4,387,424          4,371,812         1,539,000         25,905,206

        Revenue from the franchising segment are comprised of the following:

                                For the Three Months Ended      For the Six Months Ended
                                           June 30,                     June 30,
                                --------------------------      ------------------------
                                   2000           2001             2000           2001
                                --------------------------------------------------------
Sale of Products               $2,645,341     $2,521,796         $5,414,974     $5,039,603
Royalties                         378,742        404,178            789,093        836,271
Sale of Franchises                 68,000         35,000            130,500         35,000
                               ----------     ----------         ----------     ----------
                               $3,092,083     $2,960,974         $6,334,567     $5,910,874
                               ==========     ==========         ==========     ==========

Product sales include $40,245 and $48,059 of sales for the three months ended June 30, 2000 and 2001, respectively, and $98,380 and $94,069 for the six months ended June 30, 2000 and 2001, respectively, from a Company-owned franchise store, which was acquired in 2000.

Continued

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

Continued

     Certain litigations have been initiated in federal and state courts located in the States of Washington, California and Alabama involving a product manufactured by the Company. These matters are being defended by counsel appointed by the Company's insurance company. Currently, it is the Company's opinion that these matters are not material and should be covered by insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this report are forward-looking statements.
     Such forward-looking statements are based on the current beliefs of management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Such factors include, among others, the following: the Company's history of losses; the need to obtain additional financing and the ability to obtain such financing; outstanding indebtedness; the ability to hire and retain key personnel; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which the Company operates; uncertainties relating to government and regulatory policies and other political risks; uncertainties relating to customer plans and commitments; cost of and availability of component materials and inventories; effect of governmental export and import policies; the highly competitive environment in which the Company operates; potential entry of new capitalized competitors into the Company's markets; and the uncertainty regarding the Company's continued ability, through sales growth, to absorb increasing costs incurred and expected to be incurred in connection with its business activities. The words believe, expect, anticipate, intend and plan and similar expressions identify forward- looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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


Continued

Results of Operations

Six months ended June 30, 2000 compared with six months ended June 30, 2001:

Revenue
-------

Consolidated revenue for the six months ended June 30, 2000 and 2001 were as follows:

                                                        June 30,
                                 --------------------------------------------------------
                                             2000                          2001
                                 ------------------------        ------------------------
                                    Amount        Percent          Amount         Percent
                                 -----------      -------        -----------      -------
Segment:
 Manufacturing                   $21,672,000        70.0%        $24,231,000        69.0%
 Franchising                       6,335,000        20.0           5,910,000        17.0
 Brand Development                 3,140,000        10.0           4,792,000        14.0
                                 -----------       -----         -----------       -----
Consolidated                     $31,147,000       100.0%        $34,933,000       100.0%
                                 ===========       =====         ===========       =====


Consolidated   revenue  for  the  six  months   ended  June  30,  2001  rose  by
approximately $3,786,000, an increase of 12.0% over the six months ended June 30, 2000.

Revenue from product sales by all segments increased by approximately $3,835,000 or 12.7% from $30,227,000 in 2000 to $34,062,000 in 2001. Company-wide sales to the franchise system decreased $503,000 or 9.1% from $5,554,000 in 2000 to $5,051,000 in 2001. Company-wide sales to unaffiliated customers increased by approximately $4,337,000 or 17.6% from $24,673,000 in 2000 to $29,010,000 in
2001. Consolidated revenue also includes royalties and franchise fees earned by the franchising segment. Royalties increased by approximately $47,000 from $789,000 in 2000 to $836,000 in 2001. Franchise fee revenue decreased by approximately $96,000 from $131,000 in 2000 to $35,000 in 2001.

Manufacturing segment sales increased approximately $2,559,000, reflecting additional sales to the Company's largest customers. There were no significant changes in selling prices during this period. Selling prices are based on the cost of manufacture, plus a margin which varies based on the brand and, in some cases, the particular product.

The decrease in franchising segment revenue of approximately $425,000 primarily reflects a decrease in sale of products to franchises, and a decrease in franchise fee revenue. The decline in sales was primarily due to increased competition from national vitamin chains, vitamin discounters and internet sales.

Continued

Brand development sales increased by approximately $1,652,000 primarily as a result of increases in advertising and promotional expenses. Advertising for this segment was approximately $4,100,000 in 2001 compared with $1,600,000 in 2000, an increase of approximately $2,500,000 or 156.3%.

Operating Income
----------------

Operating income for the six months ended June 30, 2000 and 2001 is comprised as follows:

                                            June 30,
                       --------------------------------------------------
                                2000                        2001
                       ----------------------    ------------------------
                                      Percent                     Percent
                                        of                          of
                                      Segment                     Segment
                         Amount       Revenue      Amount         Revenue
                       --------------------------------------------------
Segment:
 Manufacturing         $2,170,000      10.0%     $ 3,528,000        14.6%
 Franchising             (166,000)     (2.6)        (904,000)      (15.3)
 Brand Development       (385,000)    (12.4)      (2,531,000)      (52.8)
 Corporate               (756,000)        -          (42,000)          -
                       ----------                -----------
Consolidated           $  863,000       2.7%     $    51,000       .1%
                       ==========                ===========

Consolidated operating income for the six months ended June 30, 2001 decreased by approximately $812,000. The increase in gross margin of approximately $2,425,000 resulted from a combination of higher sales and improved margins. This increase was offset by increases in selling, general and administrative expenses, primarily advertising and promotion expenses, officers' salaries and professional fees.

Manufacturing segment operating income increased by approximately $1,358,000 in the six months ended June 30, 2001. Manufacturing gross profit increased approximately $1,875,000, offset by increases in manufacturing segment selling, general and administrative expenses of approximately $517,000. The increase in gross profit was caused primarily by increases in sales and decreases in the cost of raw material. The $517,000 increase in manufacturing segment selling, general and administrative expenses reflects primarily increases in salaries and professional fees.

Franchising segment operating loss increased by approximately $738,000 for the six months ended June 30, 2001 compared with the six months ended June 30, 2000. The change is primarily due to lower sales and lower margins of approximately $75,000 and increases in selling, general and administrative expenses, primarily warehouse charges of $69,000, bad debt of $126,000, professional fees of approximately $147,000, consulting fees of $63,000, salaries of approximately $222,000 and other miscellaneous expenses of approximately $36,000.

Continued

Brand development operating loss increased by approximately $2,146,000 for the six months ended June 30, 2001 from June 30, 2000. This resulted primarily from increased advertising and promotional expenses offset by increased revenue and higher gross profit of approximately $626,000. Selling, general and administrative expenses increased by $ 2,772,000 due mostly to an increase in advertising and promotion expenses of approximately $2,606,000.

Net Income (Loss)
----------------

Consolidated net loss of approximately $179,000 for the six months ended June 30, 2001 was comprised of an operating profit of $52,000, interest expense of $369,000, and a tax benefit of $138,000.

For the six months ended June 30, 2000, the Company had net income of $1,076,000, comprised of operating income of $863,000, interest expense of $409,000 and income from litigation settlements of $1,295,000. Additionally, the Company recorded a tax expense of $673,000.

Three months ended June 30, 2000 compared with three months ended June 30, 2001:

Revenue
-------

Consolidated revenue for the three months ended June 30, 2000 and 2001 were as follows:

                                                June 30,
                         -------------------------------------------------
                                   2000                      2001
                         ----------------------      ---------------------
                            Amount      Percent      Amount      Percent
                         -------------------------------------------------
Segment:
 Manufacturing           $11,248,000     71.0%       $12,614,000    68.7%
 Franchising               3,092,000     19.0          2,961,000    16.1
 Brand Development         1,558,000     10.0          2,780,000    15.2
                         -----------    -----        -----------   -----
Consolidated             $15,898,000    100.0%       $18,355,000   100.0%

Consolidated revenue for the three months ended June 30, 2001 increased by approximately $2,457,000, an increase of approximately 15.5% over the three months ended June 30, 2000.

Revenue from product sales by all segments increased by approximately $2,465,000 or 16.0% from $15,451,000 in 2000 to $17,916,000 in 2001. Company-wide sales to the franchise system decreased by $200,000 or 7.3% from $2,744,000 in 2000 to $2,544,000 in 2001. Company-wide sales to unaffiliated customers increased by approximately $2,665,000 or 21.0% from $12,707,000 in 2000 to $15,372,000 in
2001. Consolidated revenue also includes royalties and franchise fees earned by the franchising segment. Royalties increased by approximately $25,000 to
$404,000  in the  three  months  ended  June 30,  2001  from  $379,000  in 2000.
Franchise fees for the three months ended June 30, 2000 decreased by approximately $33,000 from $68,000 in 2000 to $35,000 in 2001.

Continued

Manufacturing segment sales increased approximately $1,366,000 for the three months ended June 30, 2001 were primarily due to increased sales to the Company's largest customers. There were no significant changes in selling prices during the period. Selling prices are based on the cost of manufacture, plus a margin which varies based on the brand and, in some cases, the particular product.

The decrease in the franchising segment revenue of approximately $131,000 in the three months ended June 30, 2001 primarily reflects a decrease in sales of products to franchisees, higher royalties and lower franchise fees. The decline in sales was primarily due to increased competition from national vitamin chains, vitamin discounters and internet sales.

Brand development sales increased by approximately $1,222,000 primarily as a result of increases in advertising and promotional expenses. Advertising for this segment was approximately $2,310,000 in 2001 compared with $904,000 in 2000, an increase of $1,406,000 or 155.5%.

Operating Income
----------------

Operating income for the three months ended June 30, 2000 and 2001 was as follows:

                                            June 30,
                       --------------------------------------------------
                                2000                        2001
                       ----------------------    ------------------------
                                      Percent                     Percent
                                        of                          of
                                      Segment                     Segment
                         Amount       Revenue      Amount         Revenue
                       --------------------------------------------------
Segment:
 Manufacturing         $1,050,000      9.3%      $2,414,000         19.1%
 Franchising             (142,000)    (4.6)        (344,000)       (11.6)
 Brand Development       (133,000)    (8.5)      (1,483,000)       (53.3)
 Corporate                (45,000)       -          (20,000)           -
                       ----------      ---       ----------         ----
Consolidated           $  730,000      4.6%      $  567,000          3.1%
                       ==========                ==========

Consolidated operating income for the three months ended June 30, 2001 decreased by approximately $163,000. For the three months ended June 30, 2001, consolidated gross margin increased by approximately $1,985,000 and was offset by an increase in selling, general and administrative expenses in the amount of $2,149,000. The increase in gross margin resulted from higher revenues, lower raw material costs and lower labor costs.

Company-wide gross profit from the franchise system for the three months ended June 30, 2001 increased by $13,000. This increase was primarily due to an increase in gross margins of a company-owned franchise store and an increase in royalties offset by a decrease in sales to franchisees and a decrease in franchise fees. Company-wide gross profit from unaffiliated parties for the three months ended June 30, 2001 increased by $1,972,000.

Continued

The increases in consolidated selling, general and administrative expenses for the three months ended June 30, 2001 of approximately $2,149,000 were due to increases in advertising and promotional expenses, professional fees, salaries and bad debt expense.

Manufacturing segment operating income increased for the three months ended June 30, 2001 by approximately $1,364,000. Increases in manufacturing gross profit of approximately $1,629,000 were reduced by increases in selling, general and administrative expenses of approximately $265,000. These increases reflect additional expenditures in salaries, professional fees, and travel and entertainment expenses.

Franchising segment operating losses for the three months ended June 30, 2001 increased by approximately $203,000. This decrease was due to an increase in gross margin of $109,000 and higher selling, general and administrative expenses of approximately $312,000. The increases in selling, general and administrative expenses were due primarily to an increase in bad debt expense, salaries and professional fees.

Brand development operating losses for the three months ended June 30, 2001 increased by approximately $1,350,000. Increases in gross margin of $248,000 for the three months were exceeded by higher selling, general and administrative expenses, primarily advertising and promotion costs.

Net Income
----------

Consolidated net income of approximately $289,000 for the three months ended June 30, 2001 was comprised of an operating profit of $567,000, interest expense of $153,000 and a tax provision of $125,000.

For the three months ended June 30, 2000, the Company had net income of $327,000, comprised of operating income of $731,000, and interest expense of $203,000. Additionally, the Company recorded a tax expense of $201,000.

Liquidity and Capital Resources
-------------------------------

The Company's balance sheet reflects working capital of approximately $6,525,000 at June 30, 2001 compared with approximately $8,469,000 at December 31, 2000, a decrease of $1,944,000. Items contributing to the decrease in working capital included the utilization of current assets to purchase equipment in the amount of $708,000 and to reduce long-term debt by approximately $1,486,000.

Cash flows generated from operations for the six months ended June 30, 2001 were approximately $2,315,000. Changes in other operating assets and liabilities, primarily an increase in accounts payable offset by increases in inventory, accounted for the increase in operating cash flow. Accounts receivable decreased by approximately $691,000, mainly because one of the Company's major customers has continued paying at a much quicker pace. Inventory increased approximately $2,551,000, mainly because of a significant increase in orders for July sales and significant stocks of a new product which was introduced and shipped shortly after the end of the quarter.

Continued

     Cash  used  for  financing   activities  in  the  amount  of  approximately
     $1,486,000 was for the repayment of loans. The Company uses its loan facility, which is collateralized by its accounts receivable, inventories and fixed assets, together with working capital generated from operations, to fund its cash needs. At June 30, 2001, the Company had available approximately $1,900,000 under this facility.

     Management of the Company believes that internally generated funds and its available line of credit will be sufficient for its working capital needs and the servicing of its debt for at least the next 12 months.

     Risks Related to Our Business
     -----------------------------

     Effect of Adverse Publicity

     The Company's products consist of vitamins, minerals, nutritional supplements, herbs and other ingredients that the Company regards as safe when taken as suggested by the Company. While the Company conducts quality control testing on its products, the Company does not conduct or sponsor clinical studies relating to the benefits of all of the products it manufactures. The Company is highly dependent upon consumers and distributors' perception of the overall integrity of its business, as well as the safety and quality of its products. Similar products distributed by other companies may not adhere to the same quality standards as the Company and could impact upon the Company. The Company could be adversely affected if any of the Company's products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers or should scientific studies provide unfavorable findings regarding the effectiveness of any such products. The Company's ability to attract and retain distributors could be adversely affected by negative publicity or by the announcement by any governmental agency of investigatory proceedings regarding the business practices of the Company.

     Variability of Quarterly Results

     The Company has experienced, and expects to continue to experience, variations in its net sales and operating results from quarter to quarter. The Company believes that the factors which influence this variability of quarterly results include, among others, the timing of expenditures in anticipation of increased sales, including advertising and promotion expenditures, the timing of the Company's introduction of new product lines, the level of consumer acceptance of each product line, general economic and industry conditions that affect consumer spending and retailer purchasing, the availability of manufacturing capacity, the timing of trade shows, the product mix of customer orders, the timing of placement of customer orders and the occurrence of chargebacks in excess of reserves. Accordingly, a comparison of the Company's results of operations from period to period is not necessarily meaningful, and the Company's results of operations for any period are not necessarily indicative of future performance.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company has historically invested its cash and cash equivalents in short term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year. Although the Company's existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, the Company's rate of return on short- term investments could be affected at the time or reinvestment as a result of intervening events.

Continued

     The interest rate on the Company's borrowings are generally determined based upon prime rate and may be subject to market fluctuation as the prime rate changes as determined within each specific agreement. The Company does not anticipate entering into interest rate swaps or other financial instruments to hedge its borrowings.

     The cost of commodities are subject to market fluctuation. The Company has not attempted to hedge against fluctuations in the prices of the commodities it purchases using future, forward, option or other instruments. As a result, the Company's future commodities purchases are subject to changes in the prices of such commodities.

     Foreign private label customers generally conduct business with the Company and make payments in, United States dollars, reducing the risks inherent with changes in the values of foreign currencies. As a result, the Company has not purchased future contracts, options or other instruments to hedge against changes in values of foreign currencies.

Item 4. Submission of Matters to a Vote of Securities Holders

     The Annual Meeting of Stockholders of the Company was held on June 14, 2001 at which meeting the stockholders voted to elect three individuals to serve as directors of the Company, for a three year term, and ratify the appointment of Raich Ende Malter & Co. LLP as the Company's independent certified public accountants for the year ending December 31, 2001.

     The results of the matters voted on at the Annual Meeting are shown below.

     a. The nominees for directors of the Company are listed below, together with the number of votes cast for, and abstained with respect to each such nominee.

                                                For     Against   Abstain
                                             ----------------------------
     Mel Rich                                3,182,908             29,081
     Stephen R. Stern                        3,182,908             29,081
     Charlotte Rich                          3,183,908             28,081

     b. Other matters voted upon at the meeting and the results of these votes were as follows:

                                                For     Against   Abstain
                                             ----------------------------
     Ratification of Raich Ende Malter & Co.
      LLP as the Company's independent
      certified public accountants           3,196,539    1,450    14,000

Continued

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

Continued

     Certain litigations have been initiated in federal and state courts located in the States of Washington, California and Alabama involving a product manufactured by the Company. These matters are being defended by counsel appointed by the Company's insurance company. Currently, it is the Company's opinion that these matters are not material and should be covered by insurance.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          10-10  Amended   Employment   Agreement   between  Evergood   Products
          Corporation and Charlotte Rich dated May 25, 2001.

     (b)  Reports on Form 8-K
          None.


Signatures


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



        Date:   August 13, 2001          EVERGOOD PRODUCTS CORPORATION

                                    By:  /s/
                                            Stephen R. Stern
                                         ------------------------------
                                         Chief Financial Officer and
                                          Principal Accounting Officer