Form 10-Q
period 2001-09-30
EVERGOOD PRODUCTS CORP
filed 2001-11-14
CIK 714162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001

                                       OR



          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period of              to
                                       -----------      -----------

                        Commission file number: 000-10981

                          EVERGOOD PRODUCTS CORPORATION


              Delaware                                           13-2640515
    (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)

    175 Lauman Lane, Hicksville, NY                                11801
(Address of Principal Executive Offices)                         (Zip Code)


Registrant's telephone number, including area code   (516)  822-1230

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                            Yes   [X]      No    [ ]

As of November 9, 2001, the registrant had 4,475,957 shares outstanding of its Common Stock, $.01 par value.

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES

Index
================================================================================


                                                                            Page


Part I.   Financial Information

 Item 1. Unaudited Consolidated Financial Statements

          Balance Sheets
           December 31, 2000 and September 30, 2001                          3-4

          Statements of Operations
           For the Three and Nine Months Ended September 30, 2000 and 2001     5

          Statements of Cash Flows
           For the Nine Months Ended September 30, 2000 and 2001             6-7

          Notes to Consolidated Financial Statements                        8-12

 Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       12-20

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk       20-21

 Item 4.  Submission of Matters to a Vote of Securities Holders               21


Part II.  Other Information

 Item 1.   Legal Proceedings                                               21-22

 Item 6.   Exhibits and Reports on Form 8-K                                   22

Signatures                                                                    23

Part I - Financial Information

Item 1.  Consolidated Financial Statements

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

===============================================================================================

                                                                    December 31,  September 30,
                                                                       2000           2001
                                                                    ---------------------------
Assets
  Current Assets
      Cash                                                           $   236,037  $   359,629
      Accounts receivable - less allowance for doubtful
       accounts of $790,893 and $1,373,270 for 2000
       and 2001, respectively                                          8,589,570    6,891,778
      Accounts receivable - related party - less allowance
       for doubtful accounts of $453,845 and $624,052
       for 2000 and 2001, respectively                                      -            -
      Current maturities of notes receivable - net                        65,914       39,145
      Inventory                                                        9,577,706   12,197,709
      Deferred tax asset                                               1,286,000    1,500,000
      Deferred franchising costs                                          56,400       21,000
      Prepaid insurance                                                  232,351    1,955,892
      Prepaid other expenses                                             554,866      913,720
                                                                     -----------  -----------
                                                                      20,598,844   23,878,873
                                                                     -----------  -----------
  Fixed Assets - net                                                   2,506,042    3,241,398
                                                                     -----------  -----------
  Other Assets
      Notes receivable - net of current maturities                        98,442       24,692
      Deferred tax asset                                                 333,000      281,000
      Intangible assets - net                                            294,246      275,560
      Other assets                                                        12,853       15,416
                                                                     -----------  -----------
                                                                         738,541      596,668
                                                                     -----------  -----------
                                                                     $23,843,427  $27,716,939
                                                                     ===========  ===========

See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
================================================================================

                                                  December 31,     September 30,
                                                     2000              2001
                                                 -------------------------------
Liabilities and Stockholders' Equity
  Current Liabilities
    Accounts payable                               $ 9,133,954       $14,752,014
    Accrued expenses                                 2,324,275         1,564,695
    Unearned franchise fees                            187,500           142,500
    Income taxes payable                               101,887              -
    Current maturities of long-term debt               240,000           240,000
    Current maturities of loans payable - officers     142,009              -
                                                   -----------       -----------
                                                    12,129,625        16,699,209
                                                   -----------       -----------
  Other Liabilities
    Loan payable                                     6,976,796         6,525,722
    Long-term debt - net of current maturities       1,255,500         1,075,500
                                                   -----------       -----------
                                                     8,232,296         7,601,222
                                                   -----------       -----------
  Commitments and Contingencies

  Stockholders' Equity
    Common stock                                        45,462            45,462
    Additional paid-in capital                       7,855,052         7,855,052
    Accumulated (deficit)                           (4,114,974)       (4,179,972)
                                                   -----------       -----------
                                                     3,785,540         3,720,542
    Less:  Treasury stock                              304,034           304,034
                                                   -----------       -----------
                                                     3,481,506         3,416,508
                                                   -----------       -----------
                                                   $23,843,427       $27,716,939
                                                   ===========       ===========

See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

=====================================================================================
                                For the Three Months Ended  For the Nine Months Ended
                                       September 30,               September 30,
                                --------------------------  -------------------------
                                    2000           2001         2000            2001
                                -----------------------------------------------------

Net Revenue                      $15,903,426   $20,122,878   $47,050,419   $55,056,031

Cost of Revenue                   11,520,387    14,421,056    33,889,245    38,151,366
                                 -----------   -----------   -----------   -----------
                                   4,383,039     5,701,822    13,161,174    16,904,665

Selling, General and
Administrative Expenses            3,992,860     5,403,348    11,907,814    16,554,613
                                 -----------   -----------   -----------   -----------
Income Before Other Income
 (Expense)                           390,179       298,474     1,253,360       350,052
                                 -----------   -----------   -----------   -----------
Other Income (Expense)
 Interest (expense)                 (229,253)     (187,567)     (638,364)     (556,720)
 Other income                           -          201,670     1,295,630       201,670
                                 -----------   -----------   -----------   -----------
                                    (229,253)       14,103       657,266      (355,050)
                                 -----------   -----------   -----------   -----------
Income (Loss) Before Provision
 (Benefit) for Income Taxes          160,926       312,577     1,910,626        (4,998)
                                 -----------   -----------   -----------   -----------
Provision (Benefit) for Income
 Taxes
  Current                            144,250        79,000       421,500       222,000
  Deferred                              -          119,000       396,000      (162,000)
                                 -----------   -----------   -----------   -----------
                                     144,250       198,000       817,500        60,000
                                 -----------   -----------   -----------   -----------
Net Income (Loss)                $    16,676   $   114,577   $ 1,093,126   $   (64,998)
                                 ===========   ===========   ===========   ===========

Basic and Diluted Net Income
 (Loss) Per Share                $     -       $      .03    $        .25  $      (.01)
                                 ===========   ===========   ===========   ===========

Weighted Shares Used in
 Computation                       4,475,957    4,475,957      4,312,460     4,475,957
                                 ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)                                                          Page 1 of 2

====================================================================================


                                                           For the Nine Months Ended
                                                                 September 30,
                                                           -------------------------
                                                             2000             2001
                                                           -------------------------
Cash Flows from Operating Activities
 Net income (loss)                                           $1,093,126   $  (64,998)
                                                             ----------   ----------
 Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
   Depreciation and amortization                                368,627      421,092
   Provision (benefit) for deferred taxes                       396,000     (162,000)
   Stock issued for consulting fees                             684,821         -
   Increase (decrease) in allowance for doubtful
    accounts and notes receivable                               555,715      687,990
   Write-off of accounts receivable and notes receivable         72,235      147,361
   (Gain) loss on disposal of fixed assets                       (8,000)      53,231
   (Increase) decrease in:
     Accounts receivable                                     (2,247,373)     915,425
     Accounts receivable - related party                       (143,057)        -
     Inventory                                                 (480,803)  (2,620,003)
     Deferred franchising costs                                  (6,000)      35,400
     Prepaid insurance                                         (204,992)  (1,723,541)
     Prepaid other expenses                                    (170,404)    (358,854)
     Notes receivable                                             6,142       47,535
     Other assets                                               (67,773)      (2,563)
   Increase (decrease) in:
     Accounts payable                                           299,725    5,618,060
     Accrued expenses and sundry liabilities                    923,430     (759,580)
     Unearned franchise fees                                    (42,500)     (45,000)
     Income taxes payable                                        49,646     (101,887)
                                                             ----------   ----------
                                                                (14,561)   2,152,666
                                                             ----------   ----------
                                                              1,078,565    2,087,668
                                                             ----------   ----------
Cash Flows from Investing Activities
 Purchase of fixed assets                                    (1,458,020)  (1,190,993)
 Restricted cash as security for equipment lease                 36,410         -
 Proceeds from sale of machinery and equipment                    8,000         -
 Acquisition of franchise store                                (117,500)        -
                                                             ----------   ----------
                                                             (1,531,110)  (1,190,993)
                                                             ----------   ----------

See notes to consolidated financial statements.



EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)                                                          Page 2 of 2
====================================================================================



                                                           For the Nine Months Ended
                                                                 September 30,
                                                           -------------------------
                                                               2000          2001
                                                           -------------------------

Cash Flows from Financing Activities
 Increase (decrease) in loan payable                        $ (206,241)  $ (451,074)
 Increase (decrease) in notes payable                          617,250     (180,000)
 Payments of officers' loans                                   (69,466)    (142,009)
                                                            ----------   ----------
                                                               341,543     (773,083)
                                                            ----------   ----------
Increase (Decrease) in Cash                                   (111,002)     123,592

Cash - beginning                                               445,849      236,037
                                                            ----------   ----------
Cash - end                                                  $  334,847   $  359,629
                                                            ==========   ==========

See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)                                                   September 30, 2001
================================================================================




1 -  Unaudited Interim Statements

     The accompanying unaudited consolidated financial statements of Evergood Products Corporation and Subsidiaries ("Evergood" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2000.


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


3 -  Inventory

     Inventory is comprised of the following:

                                                December 31,      September 30,
                                                   2000               2001
                                                -------------------------------


          Raw Materials                         $4,983,743        $ 4,629,400
          Work-in-Process                        1,367,494          3,376,872
          Finished Goods                         3,226,469          4,191,437
                                                ----------        -----------
                                                $9,577,706        $12,197,709
                                                ==========        ===========

Continued

 4 - Lease Commitment

     In July 2001, the Company entered into a lease agreement that expires June 30, 2007. Following is a schedule of minimum annual payments under this lease:

                June 30, 2002         $   433,913
                         2003             433,913
                         2004             433,913
                         2005             459,947
                         2006             459,947
                         2007             459,947
                                      -----------
                                      $ 2,681,580
                                      ===========

5 -  New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142 which requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS No. 142 in the fiscal year 2002 and is currently evaluating the impact it will have on its financial statements.

6 -  Segment Disclosure

     The Company produces and sells vitamins and mineral products and other nutritional supplements. The Company sells its products under its customers' private labels, under a brand developed by one of its subsidiaries and, pursuant to a license and supply agreement, through the Great Earth franchise system under the Great Earth label.

     The Company has three reportable segments determined primarily by the nature of the revenue producing activity and the market to which it is directed: manufacturing, franchising and brand development. The manufacturing segment obtains revenues from the manufacture and sale of vitamins and nutritional supplements to wholesalers who, in turn, distribute these products under their own private labels. This segment also manufactures products for the Company's Great Earth (franchising) and Bodyonics (brand development) segments. The franchising segment obtains revenues from the franchising of Great Earth vitamin stores, the collection of royalties and the sale of Great Earth brand vitamins and nutritional supplements to Great Earth franchisees and from a wholly company-owned store acquired from a franchisee in February 2000. The brand development segment obtains revenues from the wholesale and retail sale of vitamins and nutritional supplements under its own nationally advertised brand name.

Continued

     Segment information for the three and nine months ended September 30, 2000 and 2001 was as follows:

                                                                 Brand
                       Manufacturing       Franchising        Development       Corporate          Total
                       ------------------------------------------------------------------------------------

Three Months Ended
 September 30, 2000
 Net revenue from
  external customers      $11,408,000        $3,038,000        $1,457,000       $     -         $15,903,000
 Intersegment net sales     1,980,000            32,000              -                -           2,012,000
 Operating income (loss)    1,549,000          (506,000)         (659,000)           6,000          390,000
 Total assets              13,509,000         4,924,000         2,428,000        1,242,000       22,103,000


Three Months Ended
 September 30, 2001
 Net revenue from
  external customers      $15,095,000        $2,759,000        $2,269,000       $     -         $20,123,000
 Intersegment net sales     2,212,000            56,000              -                -           2,268,000
 Operating income (loss)    1,819,000          (360,000)       (1,269,000)         108,000          298,000
 Total assets              18,653,000         4,213,000         3,369,000        1,482,000       27,717,000


Nine Months Ended
 September 30, 2000
 Net revenue from
  external customers      $33,080,000        $9,372,000        $4,598,000       $     -         $47,050,000
 Intersegment net sales     7,373,000           142,000              -                -           7,515,000
 Operating income (loss)    3,719,000          (672,000)       (1,043,000)        (751,000)       1,253,000
 Total assets              13,509,000         4,924,000         2,428,000        1,242,000       22,103,000


Nine Months Ended
 September 30, 2001
 Net revenue from
  external customers      $ 39,326,000       $8,671,000        $7,059,000       $     -         $55,056,000
 Intersegment net sales      7,893,000          169,000              -                -           8,062,000
 Operating income (loss)     5,347,000       (1,264,000)       (3,799,000)          66,000          350,000
 Total assets               18,653,000        4,213,000         3,369,000        1,482,000       27,717,000


Continued

      Revenue from the franchising segment are comprised of the following:

                          For the Three Months Ended     For the Nine Months Ended
                                September 30,                   September 30,
                          --------------------------     -------------------------
                              2000            2001           2000           2001
                          --------------------------------------------------------

Sale of Products            $2,614,000     $2,328,000     $8,029,000     $7,368,000
Royalties                      394,000        416,000      1,183,000      1,253,000
Sale of Franchises              30,000         15,000        160,000         50,000
                            ----------     ----------     ----------     ----------
                            $3,038,000     $2,759,000     $9,372,000     $8,671,000
                            ==========     ==========     ==========     ==========

     Product sales include $48,079 and $43,608 of sales for the three months ended September 30, 2000 and 2001, respectively, and $146,459 and $137,677 for the nine months ended September 30, 2000 and 2001, respectively, from a Company-owned franchise store, which was acquired in 2000.


7 - Litigation

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

     In April 2000, Great Earth International Franchising Corp. filed a lawsuit in the United States District Court for the Southern District of New York against Great Earth Vitamins/Mid-Atlantic, Inc., a franchisee, and the principals of Mid-Atlantic, John Corumbis, Abraham Zaiderman and T. Brian Halgley. The complaint seeks declaratory judgment, damages for breach of contract, and accounting and injunctive relief. The complaint does not state the amount of damages being sought. An answer has not been interposed. The parties are presently engaged in settlement negotiations.

Continued

     In December 2000, Great Earth International Franchising Corp. ("GEIFC") initiated a lawsuit in the United States District Court for the Eastern District of New York against 1039405 Ontario, Inc., a sub-franchisor, for breach of contract, trademark infringement, misappropriation of trademarks and tortious interference seeking a preliminary injunction and other damages in an amount to be determined. In the first quarter of 2001, 1039405 Ontario counter-claimed for breach of contract and tortious interference seeking damages of $10,000,000. Subsequently, GEIFC has amended its complaint seeking other damages for additional trademark infringement with damages sought in excess of $10,000,000. Discovery has commenced. The parties have entered into a scheduling order for the purpose of conducting discovery. It is impossible to currently predict or ascertain the outcome of the litigation; however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of this action should not have a materially adverse effect on Evergood's consolidated financial statements.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this report are forward-looking statements.
     Such forward-looking statements are based on the current beliefs of management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Such factors include, among others, the following: the Company's history of losses; the need to obtain additional financing and the ability to obtain such financing; outstanding indebtedness; the ability to hire and retain key personnel; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which the Company operates; uncertainties relating to government and regulatory policies and other political risks; uncertainties relating to

Continued
     customer plans and commitments; cost of and availability of component materials and inventories; effect of governmental export and import policies; the highly competitive environment in which the Company operates; potential entry of new capitalized competitors into the Company's markets; and the uncertainty regarding the Company's continued ability, through sales growth, to absorb increasing costs incurred and expected to be incurred in connection with its business activities. The words believe, expect, anticipate, intend and plan and similar expressions identify forward- looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

     General

     The Company has three reportable segments determined primarily by the nature of the revenue producing activity and the market to which it is directed: manufacturing, franchising and brand development. The manufacturing segment obtains revenue from the manufacture and sale of vitamins and nutritional supplements to wholesalers who, in turn, distribute these products under their own private labels. This segment also manufactures products for the Company's Great Earth (franchising) and Bodyonics (brand development) segments. The franchising segment obtains revenue from the franchising of Great Earth vitamin stores, the collection of royalties and the sale of Great Earth brand vitamins and nutritional supplements to Great Earth franchisees and by a company-owned store acquired in February 2000. The brand development segment obtains revenue from the wholesale and retail sale of vitamins and nutritional supplements under its own nationally advertised brand name.

     Results of Operations

     Nine months ended September 30, 2001 compared with nine months ended September 30, 2000:

     Revenue
     -------

     Consolidated revenue for the nine months ended September 30, 2000 and 2001 is as follows:

                                    Nine Months Ended September 30,
                               ----------------------------------------
                                     2000                  2001
                               -----------------      -----------------
                               Amount    Percent      Amount    Percent
                               ----------------------------------------

   Segment:
    Manufacturing           $33,080,000    70.3%   $39,326,000    71.4%
    Franchising               9,372,000    19.9      8,670,000    15.8
    Brand Development         4,598,000     9.8      7,060,000    12.8
                            -----------   ------   -----------   ------
   Consolidated             $47,050,000   100.0%   $55,056,000   100.0%
                            ===========   ======   ===========   ======

     Consolidated revenue for the nine months ended September 30, 2001 increased by approximately $8,006,000 from $47,050,000 in 2000 to $55,056,000 in 2001 or 17%.

Continued

     Revenue from product sales by all segments increased by approximately $8,046,000 or 17.6% from $45,707,000 in 2000 to $53,753,000 in 2001.
     Company-wide sales to the franchise system decreased by approximately $784,000 or 9.6% from $8,164,000 in 2000 to $7,380,000 in 2001.
     Company-wide sales to unaffiliated customers increased by approximately $8,830,000 or 23.5% from $37,543,000 in 2000 to $46,373,000 in 2001.
     Consolidated revenue also includes royalties and franchise fees earned by the franchising segment. Royalties increased approximately $70,000 for the nine months ended September 30, 2000 from $1,183,000 in 2000 to approximately $1,253,000 in 2001. For the nine months ended September 30, 2001, franchise fee revenue decreased by approximately $ 110,000 from approximately $160,000 in 2000 to $50,000 in 2001.

     Manufacturing segment sales increases of approximately $6,246,000 for the nine months ended September 30, 2001 were primarily due to increased sales to the Company's largest customers. There were no significant changes in selling prices during these periods. Selling prices are based on the cost of manufacturing plus a margin that varies based on the brand and, in some cases, a particular product.

     The decrease in franchising segment revenue of approximately $702,000 for the nine months ended September 30, 2001, primarily reflects a decrease in sale of products to franchises and lower franchise fees. The decline in sales was primarily due to continuing competition from national vitamin chains, vitamin discounters and internet sales. Revenue from the Company's wholly-owned store totaled $138,000 for the nine months ended September 30, 2001 as compared to $146,000 for the eight month period it was owned in the prior year.

     Brand development sales increased by approximately $2,462,000 in the nine months ended September 30, 2001. The increase in this segment's sales was primarily due to increased advertising and promotional efforts, as reflected in the increase in expenditures to approximately $6,173,000 in 2001 compared with $2,583,000 in 2000.

Continued

     Operating Income (Loss)
     -----------------------

     Operating income (loss) for the nine months ended September 30, 2000 and 2001 is comprised as follows:

                              For the Nine Months Ended September 30,
                           ----------------------------------------------
                                  2000                      2001
                           --------------------    ----------------------
                                        Percent                   Percent
                                           of                       of
                                        Segment                   Segment
                             Amount     Revenue      Amount       Revenue
                           ----------------------------------------------

   Segment:
    Manufacturing         $3,719,000     11.2%     $5,347,000      13.6%
    Franchising             (672,000)    (7.2)     (1,264,000)    (14.6)
    Brand Development     (1,043,000)   (22.6)     (3,799,000)    (53.8)
    Corporate               (751,000)      -           66,000        -
                          ----------               ----------
Consolidated              $1,253,000      2.7%     $  350,000       .6%
                          ==========               ==========

     Consolidated operating income for the nine months ended September 30, 2001 decreased by $903,000. For the nine months ended September 30, 2001, consolidated gross margin increased by approximately $3,744,000. This was offset by an increase in selling, general and administrative expenses in the amount of $4,647,000. The increase in gross margin resulted from higher revenues, lower raw material costs, and lower labor costs.

     Company-wide gross profit from the franchise system for the nine months ended September 30, 2001 decreased by $308,000. This decrease was primarily due to a decrease in sales to franchisees and a decrease in franchise fees. Company-wide gross profit from unaffiliated parties for the nine months ended September 30, 2001 increased by $4,052,000.

     The increases in consolidated selling, general and administrative expenses for the nine months ended September 30, 2001 of approximately $4,647,000 were primarily due to increases in advertising and promotional expenses of approximately $3,600,000, as well as increases in professional fees, salaries, and bad debt expense.

     Manufacturing segment operating income increased for the nine months ended September 30, 2001 by approximately $1,628,000. Increases in manufacturing gross profit of approximately $2,536,000 were reduced by increases in selling, general and administrative expenses of approximately $908,000. During the third quarter of 2001, the Company increased its insurance coverage for a certain product. The corresponding increase in premiums will have a significant effect on the manufacturing overhead rate for the balance of this year and future years.

Continued

     Franchising segment operating loss for the nine months ended September 30, 2001 increased by approximately $592,000. This increase was due to a decrease in gross margin of $248,000 and higher selling, general and administrative expenses of approximately $344,000. The decrease in gross margin resulted from lower sales and franchise fees. The increase in selling, general and administrative expenses was due primarily to bad debt expense, conventions and seminars and salaries. Included in franchise segment operations are losses from the Company's wholly-owned store of $86,000 and $24,000 in the 2001 and 2000 periods, respectively.

     Brand development operating losses for the nine months ended September 30, 2001 increased by approximately $2,756,000. Increases in gross margin of $1,455,000 resulted from higher volume and better margins. These were offset by higher selling, general and administrative expenses of approximately $4,211,000, primarily for advertising and promotion.

     Net Income
     ----------

     Consolidated net income decreased by $1,158,000 from $1,093,000 in 2000 to a loss of $65,000 in 2001. The decrease is primarily comprised of a decrease in operating income of $903,000, a decrease in other income of $1,094,000 and a decrease in income tax expense of $758,000. Other income in both periods consists of litigation recoveries.


     Three months ended September 30, 2001 compared to three months ended September 30, 2000.

     Revenue
     -------

     Consolidated revenue for the three months ended September 30, 2000 and 2001 were as follows:

                             For the Three Months Ended September 30,
                        -------------------------------------------------
                                 2000                       2001
                        ----------------------    -----------------------
                                       Percent                    Percent
                                         of                         of
                                       Segment                    Segment
                          Amount       Revenue       Amount       Revenue
                        -------------------------------------------------

Segment:
 Manufacturing         $11,408,000      71.7%     $15,095,000      75.0%
 Franchising             3,038,000      19.1        2,760,000      13.7
 Brand Development       1,457,000       9.2        2,268,000      11.3
                       -----------     ------     -----------     ------
Consolidated           $15,903,000     100.0%     $20,123,000     100.0%
                       ===========     ======     ===========     ======

Continued

     Consolidated revenue for the three months ended September 30, 2001 increased by approximately $4,220,000 or 26.5%.

     Revenue from product sales by all segments increased by approximately $4,210,000 or 27.2% from $15,480,000 in 2000 to $19,690,000 in 2001.
     Company-wide sales through the franchise system decreased by $281,000 or 10.7% from $2,610,000 in 2000 to $2,329,000 in 2001. Company-wide sales to unaffiliated customers increased by approximately $4,493,000 or 34.9% from $12,870,000 in 2000 to $17,363,000 in 2001. Consolidated revenues also include royalties and franchise fees earned by the franchising segment. Royalties increased approximately $22,000 to $416,000 in the three months ended September 30, 2000 from $394,000 in 2000. Franchise fees for the three months ended September 30, 2001 decreased by approximately $15,000 from $30,000 in 2000 to $15,000 in 2001.

     Manufacturing segment sales increases of approximately $3,687,000 for the three months ended September 30, 2001 were primarily due to increased sales to the Company's largest customer. There were no significant changes in selling prices during these periods. Selling prices are based on the cost of manufacture, plus a margin which varies based on the brand and, in some cases, the particular product.

     The decrease in the franchising segment revenue of approximately $278,000 in the three months ended September 30, 2001 primarily reflects a decrease in sales of products to franchisees and lower franchise fees. Franchise revenue was directly affected by a decrease in sale of products to franchisees, lower royalties and franchise fees. The decline in sales was primarily due to continuing competition from national chains, vitamin discounters and internet users.

     Brand development sales increased by approximately $811,000 to $2,268,000 as a result of increased advertising and promotional efforts.

Continued

     Operating Income (Loss)
     -----------------------

     Operating income (loss) for the three months ended September 30, 2000 and 2001 is as follows:

                             For the Three Months Ended September 30,
                        -------------------------------------------------
                                 2000                       2001
                        ----------------------    -----------------------
                                       Percent                    Percent
                                         of                         of
                                       Segment                    Segment
                          Amount       Revenue       Amount       Revenue
                        -------------------------------------------------
Segment:
 Manufacturing          $1,549,000     13.6%      $1,819,000       12.1%
 Franchising              (506,000)   (16.7)        (361,000)     (13.1)
 Brand Development       ( 659,000)   (45.2)      (1,268,000)     (55.9)
 Corporate                   6,000       -           108,000         -
                        ----------                -----------
Consolidated            $  390,000      2.5%        $298,000        1.5
                        ==========                ===========

     Consolidated operating income for the three months ended September 30, 2001 decreased by $92,000. For the three months ended September 30, 2001, consolidated gross margin increased by approximately $1,319,000 and was offset by an increase in selling, general and administrative expenses in the amount of $1,410,000. The increase in gross margin resulted from higher revenues and lower raw material costs offset by higher labor costs.

     Company-wide gross profit from the franchise system for the three months ended September 30, 2001 decreased by $143,000. This decrease was primarily due to a decrease in sales to franchisees and franchise fees. Company-wide gross profit from unaffiliated parties for the three months ended September 30, 2001 increased by $1,455,000.

     The increases in consolidated selling, general and administrative expenses for the three months ended September 30, 2001 of approximately $1,410,000 is primarily due to increases in advertising and promotional expenses.

     Manufacturing segment operating income increased for the three months ended September 30, 2001 by approximately $270,000. Increases in manufacturing gross profit of approximately $661,000 were reduced by increases in selling, general and administrative expenses of approximately $391,000. These increases reflect additional expenditures in salaries, professional fees, and travel and entertainment expenses.

     Franchising segment operating loss for the three months ended September 30, 2001 decreased by approximately $144,000. This decrease was comprised of a decrease in gross margin of $173,000 and lower selling, general and administrative expenses of approximately $317,000. The decrease in gross margin resulted from lower sales, royalties and franchise fees. The decrease in selling, general and administrative expenses was due primarily to lower bad debt expense.

Continued

     Brand development operating losses for the three months ended September 30, 2001 increased by approximately $609,000. This is comprised of an increase in gross margin of $829,000, offset by higher selling, general and administrative expenses of approximately $1,438,000, primarily for advertising and promotion costs.

     Net Income
     ----------

     Consolidated net income increased for the three months ended September 30, 2001 by $98,000 from $17,000 in 2000 to $115,000 in 2001. The increase reflects the proceeds from insurance recoveries of approximately $202,000 during 2001.


     Liquidity and Capital Resources

     The Company's balance sheet reflects working capital of approximately $7,180,000 at September 30, 2001 compared with approximately $8,469,000 at December 31, 2000, a decrease of $1,289,000. Items contributing to the decrease in working capital included the utilization of current assets to purchase equipment in the amount of $1,191,000 and to reduce long-term debt by approximately $773,000.

     Cash flows generated from operations for the nine months ended September 30, 2001 were approximately $2,088,000. Changes in other operating assets and liabilities, primarily an increase in inventory and prepaid insurance offset by increases in accounts payable, were the principal components of cash flow from operations. Accounts receivable decreased by approximately $915,000, mainly because the Company's major customer has continued paying at a much quicker pace. Inventory increased approximately $2,620,000, mainly because of a significant increase in orders and significant stocks of new products, which are in the process of being introduced.

     Cash used for financing activities in the amount of approximately $773,000 was for the repayment of loans. The Company uses its loan facility, which is collateralized by its accounts receivable, inventories and fixed assets, together with working capital generated from operations, to fund its cash needs. At September 30, 2001, the Company had available approximately $1,625,000 under this facility.

     Management of the Company believes that internally generated funds and its available line of credit will be sufficient for its working capital needs and the servicing of its debt for at least the next twelve months.


Continued

     Risks Related to Our Business

     Effect of Adverse Publicity
     ---------------------------

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

     Variability of Quarterly Results
     --------------------------------

     The Company has experienced, and expects to continue to experience, variations in its net sales and operating results from quarter to quarter. The Company believes that the factors which influence this variability of quarterly results include, among others, the timing of expenditures in anticipation of increased sales, including advertising and promotion expenditures, the timing of the Company's introduction of new product lines, the level of consumer acceptance of each product line, general economic and industry conditions that affect consumer spending and retailer purchasing, the availability of manufacturing capacity, the timing of trade shows, the product mix of customer orders, the timing of placement of customer orders and the occurrence of charge backs in excess of reserves. Accordingly, a comparison of the Company's results of operations from period to period is not necessarily meaningful, and the Company's results of operations for any period are not necessarily indicative of future performance.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The Company has historically invested its cash and cash equivalents in short-term, fixed-rate, highly-rated and highly-liquid instruments which are reinvested when they mature throughout the year. Although the Company's existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, the Company's rate of return on short term investments could be affected at the time of reinvestment due to intervening events.

     The interest rate on the Company's borrowings is generally determined based upon prime rate and may be subject to market fluctuation as the prime rate changes as determined within each specific agreement. The Company does not anticipate entering into interest rate swaps or other financial instruments to hedge its borrowings.

Continued

     The cost of commodities is subject to market fluctuation. The Company has not attempted to hedge against fluctuations in the prices of the commodities it purchases using future, forward, option or other instruments. As a result, the Company's future commodities purchases are subject to changes in the prices of such commodities.

     Foreign private label customers generally conduct business with the Company and make payments in United States dollars, reducing the risks inherent with changes in the values of foreign currencies. As a result, the Company has not purchased future contracts, options or other instruments to hedge against changes in values of foreign currencies.


Item 4.  Submission of Matters to a Vote of Securities Holders

     None.


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

     In April, 2000, Great Earth International Franchising Corp. filed a lawsuit in the United States District Court for the Southern District of New York against Great Earth Vitamins/Mid-Atlantic, Inc., a franchisee, and the principals of Mid-Atlantic, John Corumbis, Abraham Zaiderman and T. Brian Halgley. The complaint seeks declaratory judgment, damages for breach of contract, an accounting and injunctive relief. The complaint does not state the amount of damages being sought. An answer has not been interposed. The parties are presently engaged in settlement negotiations.

     In December, 2000, Great Earth International Franchising Corp. ("GEIFC") initiated a lawsuit in the United States District Court for the Eastern District of New York against 1039405 Ontario, Inc., a sub-franchisor, for breach of contract, trademark infringement, misappropriation of trademarks and tortious interference seeking a preliminary injunction and other damages in an amount to be determined. In the first quarter of 2001, 1039405 Ontario counter-claimed for breach of contract and tortious interference seeking damages of $10,000,000. Subsequently, GEIFC has amended its complaint seeking other damages for additional trademark infringement with damages sought

Continued
     in excess of $10,000,000. Discovery has commenced. The parties have entered into a scheduling order for the purpose of conducting discovery. It is impossible to currently predict or ascertain the outcome of the litigation; however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of this action should not have a materially adverse effect on Evergood's consolidated financial statements.

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



  Date:   November 13, 2001        EVERGOOD PRODUCTS CORPORATION

                                   By: /s/ Stephen R. Stern
                                       -------------------------------
                                           Stephen R. Stern

                                       Chief Financial Officer and
                                       Principal Accounting Officer