Form 10-K
period 2001-12-31
EVERGOOD PRODUCTS CORP
filed 2002-03-27
CIK 714162

================================================================================

                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001

                                       or

For the transition period from ________ to _________

Commission file number: 000-10981

                          EVERGOOD PRODUCTS CORPORATION
--------------------------------------------------------------------------------
             (Name of Exact Registrant as Specified in Its Charter)

               Delaware                                 13-2640515
----------------------------------------    ------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)

    175 Lauman Lane, Hicksville, NY                        11801
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code: (516) 822-1230

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 19, 2002 was approximately $227,967.60

      As of March 19, 2002, 4,475,957 shares of the registrant's Common Stock, par value $.01 per share were outstanding.

Documents Incorporated by Reference: None

================================================================================

PART I

Item 1 - Business

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact in this report are forward-looking statements. Such forward-looking statements are based upon the current beliefs of management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Evergood Products Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: Evergood's history of losses; the need to obtain additional financing and the ability to obtain such financing; outstanding indebtedness; the ability to hire and retain key personnel; relationships with and dependence upon third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which Evergood operates; uncertainties relating to government and regulatory policies and other political risks; uncertainties relating to customer plans and commitments; the cost or availability of component materials and inventories; the effect of governmental export and import policies; the highly competitive environment in which Evergood operates; potential entry of new-capitalized competitors into Evergood's markets; and the uncertainty regarding Evergood's continued ability, through sales growth, to absorb the increasing costs incurred and expected to be incurred in connection with its business activities. The words believe, expect, anticipate, intend and plan and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of the date the statement was made. Evergood is under no obligation, and expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

      General

      Evergood Products Corporation, together with its subsidiaries, related and affiliated entities (collectively, "Evergood" or the "Company"), is a manufacturer, franchisor, marketer, distributor and retailer of a wide line of high quality, value priced, branded and non-branded vitamins and minerals and dietary supplements in the United States, Europe and the Far East. Evergood currently manufactures, markets, distributes and retails more than 1,500 different vitamins and dietary supplements including, vitamins, minerals, herbs, amino acids, sports nutrition products, diet aids and other dietary supplements. Evergood markets its products primarily through the following channels of distribution:

      . franchised Great Earth vitamin stores located throughout the United States;

      . wholesale distribution through boutique vitamin and dietary supplements stores, chain vitamin and dietary supplements stores and independent health food stores;

      . through Livingston Healthcare Services, Inc., or LHSI, a contract warehouse with facilities currently in Rancho Cucamonga, California; and

      .     Evergood's facility located in Hicksville, New York

      Through its wholly-owned subsidiary Phoenix Laboratories, Inc., Evergood manufactures substantially all of the vitamins and dietary supplements which are sold and marketed under its Great Earth(R) and Bodyonics(R) brands. There are currently more than 1,200 products marketed at retail under the Great Earth brand in Great Earth's franchise stores and through mail order. Evergood markets and sells more than 40 products under its Bodyonics brand in various retail outlets including, GNC stores,

Great Earth stores, The Vitamin Shoppe stores, independent health stores and other distributors, various gyms and fitness centers and through direct response and mail order. Phoenix also manufactures vitamin and dietary supplements on a contract basis for several well-known vitamin and dietary supplement companies.

      Evergood's business strategy is:

      . to continue to expand the Great Earth franchise systems through marketing and advertising in order to increase the number of franchised stores and locations;

      . to increase retail sales by franchisees of the Great Earth proprietary brand of vitamin and dietary supplements through in-store marketing, regional advertising, local advertising, cable television advertising and Internet sales;

      . to continue to manufacture, market and sell, at wholesale and retail, innovative vitamins and dietary supplements under both the Great Earth and the Bodyonics brands;

      . to enhance Bodyonics reputation as a premiere brand for sports nutrition, vitamin and dietary supplements through national advertising through newspapers, magazines, event sponsorship, direct response advertising, radio advertising, and endorsements by well-known fitness and bodybuilder personalities; and

      . to continue to increase the amount of Phoenix's private label contract manufacturing.

      Evergood is a Delaware domestic corporation, which was formed in June 1969, more than 30 years ago.

      Products

      Phoenix maintains a state of the art laboratory where it currently employs approximately ten (10) chemists who, under the supervision of Evergood's President, formulate the products it manufactures for Great Earth, Bodyonics and other contract manufacturers. Currently, Phoenix manufactures over 1,500 products including minerals, herbs and amino acids. Phoenix manufactures products in various potency levels, sizes, formulations, and delivery forms including tablets, soft gel and hard shell capsules, chewables, powders and liquids. Products are packaged in single vitamin and through multi-vitamin packets. Great Earth(R) products are sold only through the Great Earth vitamin franchise chains in the United States. Bodyonics(R) products are sold through various distribution channels including but not limited to, Great Earth, GNC, The Vitamin Shoppe and independent distributors, independent health stores, gyms and fitness centers and through direct response advertising throughout the United States. The contract manufacturing which Phoenix engages in permits Phoenix manufactured products to be marketed through numerous other distribution channels as well.

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

      In order to determine the feasibility of developing, producing and selling a new product, under the supervision of Evergood's President, Mel Rich, Evergood's personnel submit new product ideas to representatives of Evergood's sales, marketing, purchasing, manufacturing and finance departments and to members of senior management. As part of this overall feasibility analysis, Evergood's quality control and regulatory departments also conduct a thorough investigation of the safety and efficacy of each proposed new product as well as an analysis of potential patent, trademark and other legal and regulatory issues. Evergood's purchasing department then obtains the raw materials necessary to produce the new product. After quality testing, Evergood begins production of an initial pilot sample to determine various product characteristics and ensure that the product will meet all applicable regulatory and internal quality standards. Based upon these tests, final labels and product specifications, including any substantiated statements of nutritional support, such as structure and function claims for the new product, are developed. Evergood has typically been able to complete the cycle from product concept to final production in a period ranging from several weeks to several months.

      Manufacturing

      Evergood believes it has a reputation for being a highly efficient manufacturing facility that is registered as a drug establishment by the Food and Drug Administration, or FDA. Its manufacturing facility has been operating for more than 30 years and began as a manufacturer of pharmaceuticals. Evergood continues to maintain the same high standards and quality controls that were initially needed to obtain FDA registration in its manufacturing of vitamin and dietary supplements, as well as in its significantly smaller pharmaceutical manufacturing business.

      Evergood believes because it is a full service manufacturer, which performs its own studies, testing and manufacturing, it has and maintains efficient and cost effective production. Evergood believes its FDA registration is an indication of the quality of its manufacturing processes and that such approval is a competitive advantage as most other vitamin and dietary supplements manufacturers are not FDA registered.

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

      Raw Materials:

      The principal raw materials used in the manufacturing process are natural and synthetic vitamins, amino acids, herbs, phytonutritionals, natural and synthetic excipients and minerals, all of which are purchased from bulk manufacturers in the United States, Japan and Europe. Evergood purchases its raw materials from multiple sources including some of the largest pharmaceutical and chemical companies in the world. Although Evergood's raw materials and packaging supplies are readily available from multiple suppliers, two suppliers currently provide approximately 15.7% and 14.9% of Evergood's purchases. Evergood believes that the loss of its largest suppliers would not have a significant adverse effect upon its operations as Evergood would be able to replace such sources of supply. No other supplier accounts for 10% or more of Evergood's raw material purchases.

      Quality Control:

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

      Customers

      Evergood has numerous retail and wholesale customers. Except for Cytodyne (47%) in 2001, Cytodyne (37.0%) and Bentley Myers (10.0%) in 2000, and Cytodyne (23%) in fiscal 1999, no other customer accounted for more than 10% of Evergood's net sales.

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

      As of December 31, 2001, Evergood had 115 franchises with stores located as follows:

               Location                        Number of Stores
               ================================================

               California                             62
               Texas                                  13
               North Carolina                          5
               New York                                4
               Oregon                                  5
               Pennsylvania                            4
               Nevada                                  4
               Colorado                                1
               Idaho                                   1
               Kentucky                                2
               Maryland                                2
               New Jersey                              2
               Ohio                                    2
               Oklahoma                                1
               Virginia                                1
               Alabama                                 1
               Delaware                                1
               Illinois                                1
               Tennessee                               1
               Utah                                    1
               Washington                              1

      During the last three years, Evergood has opened 31 franchise stores and closed 47 franchise stores. The store closings were due to various factors, including: poor market conditions, strong competition from discounters and large national vitamin chains and decisions by franchisees to pursue other endeavors. The average retail location is 800 to 1,200 square feet and maintains an inventory of more than 1,000 products designed to satisfy customers' needs. Franchisees are required to execute a standard franchise agreement prior to opening each Great Earth unit. Evergood's current franchise agreement provides for, among other things, a one-time $20,000 franchise fee payable upon execution of the agreement, an opening fee of $10,000, an initial product order which is generally about $25,000, a monthly payment based on 3% of store sales for the first six months and 6% thereafter and the expenditure of $1,000 on advertising. During the past year, Evergood generally has waived the 3% monthly payment in order to motivate its new franchisees. Franchisees are also required to build-out their stores, which generally includes fixtures, computers, carpeting and cash registers, the cost of which can typically total approximately $25,000. Franchisees are given two payment options for the franchise and opening fee:

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

      . one-third with the order, one-third within 60 days of the order and the balance within 90 days of the order; and

      .     payable in full within 60 days of the order

      Franchisees are approved on the basis of their business background, evidence of management experience, net worth and capital available for investment. Except as set forth above, generally Evergood does not offer any financing arrangements or extended payment terms to its franchisees. Before a franchise location is permitted to open, the prospective franchisee undergoes three to four weeks of rigorous training. Each franchisee is required to set up and operate its Great Earth store in accordance with the procedures and specifications set forth in the Great Earth Store Operation Manual so that there is uniformity and consistency among Great Earth stores. Franchisees are also responsible for recruiting and hiring store personnel. Store personnel are generally compensated on a salary plus commission basis and are required to wear the Great Earth uniform, which includes a Great Earth logo shirt. Great Earth seeks to have its franchisees accommodate the specific needs of retail customers by interfacing with them and then providing them with customized or tailored vitamin and dietary supplement regimens.

      Wholesale

      Evergood manufactures vitamin and dietary supplements for over 40 contract manufacturers worldwide. Evergood's staff of approximately 10 chemists allows it to meet the needs of its contract manufacturing customers.

      Customer Service

      Evergood operates an in-house customer service and information department, which responds to information requests about products it manufactures, as well as a toll-free customer service line for retail consumers. Evergood does not sell merchandise with the right of return other than the normal commercial practice of allowing for the return of damaged or non-conforming merchandise. Evergood also provides a satisfaction guaranteed right which allows for the return of product that the customer is not happy with. In the event that a customer is dissatisfied with an Evergood product for any reason, Evergood will replace the product or may issue a credit in the amount of a purchase price paid. Evergood's historical returns have been small, currently averaging less than 1% of sales.

      Marketing

      Evergood's marketing strategies are well supported by extensive print, point of purchase, radio, newsletter and other advertising and promotional programs which range from in-store sales promotions on the franchise level to national advertising for the Bodyonics and Great Earth brands, as well as event sponsorship by Bodyonics.

      Evergood's growth objective for Great Earth is to expand the size of the franchise system and increase franchise revenue from increased sales by new and existing franchisees and through the introduction of new products. Evergood is increasing its efforts to expand the Great Earth franchise system with the goal of adding approximately 12 franchises a year for each of the next three years. To augment the efforts of Great Earth's franchise sales directors, Evergood has started an advertising campaign which includes franchise advertising in regional newspapers, Success magazine, Entrepreneur magazine and others, as well as advertising with certain Internet sites dedicated to the sale of franchises.

      Great Earth's retail outlets are generally supported through regional and local advertising. The main objective in the retail advertising campaign is to educate the consumer in an effort to build strong traffic and sales and to increase brand awareness.

      Evergood seeks to increase brand awareness for its Bodyonics brand among consumers and to introduce and promote the use of new products within the brand. Evergood has implemented a direct response program for Bodyonics, which seeks to attract new customers through direct response marketing. Bodyonics has also been engaged in an advertising campaign on radio in the New York tri-state metropolitan area. Presently, Bodyonics is using T.V. advertising in selected markets for certain products.

      Evergood's advertising campaign includes consumer print advertising in nationally distributed magazines such as Flex, Muscle & Fitness, Let's Live, Ironman, Muscle Media, Muscular Development, Oxygen, Physical Men Fitness and Natural Food Merchandiser. Additional advertising is placed in regionally distributed magazines and newsletters, in-store promotions, point of purchase advertising, ad slicks, cable television and radio advertising. Much of this advertising copy is produced by Evergood's in-house graphic arts, marketing, and advertising departments; however, the majority of this advertising copy is produced by Evergood's outside advertising agency. Evergood's use of an in-house staff permits a hands-on approach and provides rapid turn around time for its marketing, merchandising, advertising and promotional needs.

      Each of Great Earth and Bodyonics has developed an innovative website (www.greatearthvitamins.com) to provide another source of sales of product and generation of sales of franchises. The objective of the website is not only to sell product but, in keeping with Evergood's science and education philosophy, to provide the consumer with extensive information regarding all types of ailments and remedies and suggest to consumers what vitamin and dietary supplement categories might best assist them to achieve their goals.

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

      Evergood also maintains a warehouse in its facility in Hicksville, New York, for raw materials, work in process and finished inventory. By maintaining finished inventory in Hicksville, as well as with LHSI in California, Evergood is able to timely ship most mail orders and direct response requests. The distribution computer system enables orders to be prepared, picked, packed and shipped continually throughout the day while all necessary distribution and shipping documents are printed. Completed orders are bar coded and scanned and the merchandise and shipping date are verified and entered automatically into the customer order file prior to being shipped. A system of conveyors automatically routes boxes carrying merchandise throughout LHSI's California distribution center for the fulfillment of orders.

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

      Product Liability Insurance

      Evergood, like other manufacturers, wholesalers, distributors and retailers of products that are ingested, faces an inherent risk of exposure to product liability claims if, among other things, the use of its products results in injury. Evergood currently has product liability insurance which Evergood believes is adequate for its operations. There can be no assurance, however, that such insurance will continue to be available at a reasonable cost, or if available, will be adequate to cover liabilities. Evergood requires that each of its suppliers certify that they carry adequate product liability insurance covering Evergood.

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

      Competition

      The market for vitamins and other dietary supplements is highly competitive. Numerous companies compete with Evergood in the development, manufacture and marketing of vitamins and dietary supplements.

      In the United States, Evergood's Great Earth and Bodyonics brands compete for sales to consumers with heavily advertised national brands manufactured by large companies, such as Sundown sold by Rexall, Nature Made sold by Pharmavite Corp., Your Life sold by Leiner Health Products and Nature's Bounty sold by NBTY. Evergood's Great Earth franchise stores compete with specialty vitamin stores, such as GNC, the Vitamin Shoppe and Vitamin World, as well as health food stores and other retail stores. Evergood also competes with companies which distribute products through the Internet. Increased competition from companies that distribute on the Internet and through wholesale channels could have a material adverse effect on Evergood as they may have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than those of Evergood.

      Employees

      As of December 31, 2001, Evergood employed 180 full-time employees. Approximately 144 of these employees are involved in manufacturing, 4 in product formulation, 9 in sales and marketing, and 23 in finance and general administration. To date, Evergood believes it has been successful in attracting and retaining skilled and motivated individuals. Competition for qualified management and technical employees is intense. Evergood's success will depend in large part upon its continued ability to attract and retain qualified employees. Approximately 73% of Evergood's employees are covered by a collective bargaining agreement. Evergood has not experienced a work stoppage in the past 10 years. Evergood believes that it has good relations with its employees.

Item 2. Properties

      Evergood maintains approximately 65,000 square feet of space in Hicksville, New York at a monthly rental of approximately $39,160 where Evergood's manufacturing and corporate headquarters for administrative and financial functions are currently located. Evergood believes that its present facilities are adequate to meet its current business requirements and that suitable facilities for expansion will be available, if necessary, to accommodate further physical expansion of corporate operations and for additional sales and support offices.

Item 3. Legal Proceedings

      During calendar year 2001, Evergood was engaged in more than 30 different active litigations - each currently are at different stages of discovery. The numerous litigations involved various claims and in large measure were defended by the Company's outside general counsel, namely, the firm of

Hoffinger Stern & Ross, LLP, or other law firms supervised by the Hoffinger firm as well as a variety of law firms appointed by numerous insurance companies with whom the Hoffinger firm acts as co-counsel. The following is a brief synopsis of the current status of the various litigation proceedings.

      In March 1999 and May 1999, Frank Hillebrand and Jonathan Aube, respectively, each commenced an action against Evergood in the Supreme Court of California, County of Riverside, Indio Branch. Each suit arises from allegations by the respective plaintiff that Evergood used his images in, among other things, advertisements and product packaging without his authorization. Each suit claims damages for invasion of privacy, invasion of the right to privacy, conversion and loss of future earnings. Additionally, each suit seeks injunctive relief. After numerous hearings and court appearances, injunctive relief has been denied in each of these matters. There has been extensive discovery in each suit, which includes numerous document requests, numerous examinations before trial, interviews and/or discussions with potential experts, as well as exhaustive motion practice surrounding the discovery process. Each of these suits has been and continues to be the subject of mandatory arbitration hearings
- some of which have been scheduled in the year 2002. The Aube matter is scheduled to go to trial on July 8, 2002. Although certain causes of action under these lawsuits are not covered under Evergood's insurance policies, management believes that any potential liability in excess of that which is covered by insurance will not have a material financial impact on Evergood.

      In April 2000, Great Earth International Franchising Corp. filed a lawsuit in the United States District Court for the Southern District of New York against Great Earth Vitamins/Mid-Atlantic, Inc., a franchisee, and the principals of Mid-Atlantic, John Corumbis, Abraham Zaiderman and T. Brian Halgley. The complaint seeks declaratory judgement, damages for breach of contract, an accounting and injunctive relief. The complaint does not state the amount of damages being sought. An answer has not been interposed. The parties have been engaged in settlement negotiations. Based upon the tone and tenor of the conversations, management believes the outcome of these matters will not have a materially adverse effect on the Company.

      In December 2000, Great Earth International Franchising Corp. ("GEIFC") initiated a lawsuit in the United States District Court for the Eastern District of New York against 1039405 Ontario, Inc., a sub-franchisee, for breach of contract, trademark infringement, misappropriation of trademarks and tortious interference seeking a preliminary injunction and other damages in an amount to be determined. In the first quarter of 2001, 1039405 Ontario counter-claimed for breach of contract and tortious interference seeking damages of $10 million. Subsequently, GEIFC has amended its complaint seeking other damages for additional trademark infringement with damages sought in excess of $10 million. This matter has been the subject of very extensive discovery including, numerous document requests, numerous examinations before trial, various court requested conferences, as well as motion notice practice in connection with the discovery process. This matter is currently scheduled to go to trial in the third quarter of the year 2002. It is impossible to currently predict or ascertain the outcome of the litigation; however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of this action should not have a materially adverse effect on Evergood's consolidated financial statements.

      Likewise, in January 2001, GEIFC commenced a separate lawsuit in the United States District Court for the Southern District of New York against Milks Development, Inc., RHG Holdings Co., Edward Ricciardi and and Ted Odd, the sub-franchisees of 1039405 Ontario. The identical causes pled in the lawsuit against 1039405 Ontario are pled in this lawsuit against Milks Development, Inc., RHG Holdings Co., Edward Ricciardi and and Ted Odd, along with a similar counterclaim. Each of the claims in the main action and the counterclaim seek damages similar to those sought in the lawsuit described above. This lawsuit has not yet reached the discovery stage. It is impossible to currently predict the outcome of this litigation; however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of this action should not have a materially adverse effect on Evergood's consolidated financial statements. It should be noted that the discovery engaged in this matter has been as extensive and pervasive as the matter described in the immediately preceding paragraph.

      In 2000, Macerich Corp., a landlord in a mall in Boulder, Colorado, initiated a lawsuit against Evergood seeking performance of an alleged guaranty of a lease entered into by a Great Earth franchisee. The lawsuit is pending in the District Court, Boulder County, State of Colorado. There have been numerous motions filed in this matter, some pretrial discovery and it is presently scheduled to go to trial in 2002. In the opinion of management, the outcome of this suit will not have a materially adverse effect upon the consolidated financial statements of the Company.

      During the year 2001, the U.S. Department of Justice commenced the prosecution of a discrimination lawsuit initiated by a former Great Earth Companies, Inc. employee, Michael Urquidez and prosecuted it vigorously. After extensive discovery, including document requests and numerous examinations before trial, as well as several court hearings, this matter was settled with prejudice without the payment of any damages.

      In the last quarter of 2001, Total Health Communications Inc. initiated a lawsuit in State Court in Utah in the Fifth Judicial District Court for Washington County, Utah seeking damages from Bodyonics, Ltd. and Total Health Holdings LLC, and others in connection with an alleged breach of contract by Evergood. The material allegations of the complaint have been denied by the Company who has filed motions seeking to dismiss the complaint, and in the alternative moving the case to the Eastern District, Federal Court of the State of New York. Evergood has various affirmative defenses and significant couterclaims it expects to interpose in this action at the appropriate time. Presently, this matter is pending in the Federal Court in Utah after various papers were filed with the Court to obtain the removal. This matter is not covered by insurance. Based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of the action should not have a materially adverse effect on Evergood's consolidated financial statements.

      During 2001, a lawsuit was commenced by Bonnie J. Sampler, individually and as Administratrix of her late husband's estate in the Supreme Court of the State of New York, County of Nassau, alleging that her husband died as a result of his use of a product manufactured, distributed and marketed by Evergood. An answer has been interposed denying the material allegations of the complaint. This lawsuit is currently in the early discovery stage and, accordingly, Evergood is currently unable to predict the likely outcome. Although certain causes of action under these lawsuits are not covered under Evergood's insurance policies, management believes that any potential liability in excess of that which is covered by insurance will not have a material financial impact on Evergood.

      During 2001, 14 lawsuits were initiated in various forms in Federal and State courts by numerous plaintiffs in jurisdictions including the States of Alabama, Nevada, California, New York, and Washington seeking damages in connection with their use or ingestion of a product manufactured by Evergood for Cytodyne Technologies, Inc. These lawsuits are in various discovery stages in each of the jurisdictions. Discovery in these numerous matters vary from production of documents to attendance at numerous examinations before trial and the filing of various substantiative motions, including but not limited to motions for summary judgment. Although, certain causes of action under these lawsuits are not covered under Evergoods's insurance policies, management believes that any potential liability in excess of that which is covered by insurance will not have a material financial impact on Evergood.

      There are currently pending four disparate actions in Italy. Each of these involve allegations concerning the ingestion of products manufactured by Evergood. These cases are being litigated under the laws of Italy and are in early discovery stages. The Company's outside general counsel is active as co-counsel with Italian counsel in these matters. Although causes of action under these lawsuits are not covered under Evergood's insurance policies, management believes that any potential liability will not have a material financial impact on Evergood or its consolidated financial statements.

      In the latter part of 2001, an action was commenced by the State of California against Evergood in the Superior Court of the State of California, County of Alameda, seeking damages in connection with certain products manufactured by Evergood. Substantive motions seeking substantive relief have been filed in this matter. It is impossible to currently predict the outcome of this litigation; however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of this action should not have a materially adverse effect on Evergood's consolidated financial statements.

      Additionally, during the calendar year 2001, various third parties have attempted to infringe upon trademark and intellectual property rights of Evergood. Generally, Evergood has been able to protect its proprietary rights without the need for extensive litigation. Currently, there are no active trademark infringement lawsuits pending other than those referenced above.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market Price for Registrant's Common Equity and Related Stockholder Matters

      The common stock of Evergood is quoted on the OTC Bulletin Board under the symbol "EVGD".

      The table below sets forth the high and low closing bid for the common stock as quoted on the OTC Bulletin Board for the years ended December 31, 2000 and 2001. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                  Common Stock
================================================================================

                                                              High       Low
                                                           ====================

2000
  Quarter ended March 31, 2000                             $    0.05   $   0.05
  Quarter ended June 30, 2000                                   0.05       0.05
  Quarter ended September 30, 2000                              0.05       0.05
  Quarter ended December 31, 2000                               0.05       0.01

2001
  Quarter ended March 31, 2001                                  0.05       0.01
  Quarter ended June 30, 2001                                   0.25       0.05
  Quarter ended September 30, 2001                              0.25       0.12
  Quarter ended December 31, 2001                               0.17       0.12

2002
  Quarter ended March 31, 2002
     (through March 19, 2002)                                   0.15       0.13

      As of December 31, 2001, there were approximately 225 holders of record of the common stock and 4,475,957 shares issued and outstanding, 4,028,361 of which are freely tradable pursuant to Rule 144 under the Securities Act.

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

      The transfer agent and registrar of Evergood's common stock is Registrar & Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016.

Item 6. Selected Consolidated Financial Data

      The following selected consolidated financial data for the five fiscal years ended December 31, 1997, 1998, 1999, 2000 and 2001 are derived from Evergood's audited financial statements. This data should be read in conjunction with management's discussion and analysis of financial condition and results of operations, Evergood's consolidated financial statements, related notes, and other financial information included elsewhere herein.

                                                                        For the Years Ended December 31,
                                           ----------------------------------------------------------------------------------------
                                               1997               1998               1999               2000               2001
                                           ============       ============       ============       ============       ============
Statement of Operations Data:
Net Revenue                                $ 30,868,804       $ 38,601,509       $ 44,599,133       $ 61,363,217       $ 70,744,483
Cost of Revenue                              21,782,066       $ 27,867,831         31,144,799         43,011,836         50,572,687
                                           ------------       ------------       ------------       ------------       ------------

     Gross Profit                             9,086,738         10,733,678         13,454,334         18,351,381         20,171,796

Operating Costs:
   Selling, general and
    administrative costs                      8,442,461         11,476,266         11,044,884         17,027,334         22,045,736
                                           ------------       ------------       ------------       ------------       ------------

Operating Income (Loss)                         644,277           (742,588)         2,409,450          1,324,047         (1,873,940)

Other (Expenses) Income:
   Interest (expense)                          (612,008)          (732,642)          (683,113)          (870,588)          (708,287)
   Other income*                                     --                 --                 --          1,295,630            201,670
                                           ------------       ------------       ------------       ------------       ------------

Income (Loss) from Continuing
   Operations Before Income
   Taxes                                         32,269         (1,475,230)         1,726,337          1,749,089         (2,380,557)
Provision (Benefit) for Income
   Taxes                                         23,000              4,000         (1,278,000)           810,000           (903,278)
                                           ------------       ------------       ------------       ------------       ------------

Income (Loss) Before Minority
   Interest and Extraordinary
   Item                                           9,269         (1,479,230)         3,004,337            939,089         (1,477,279)
Minority Interest                                25,665                 --                 --                 --                 --
                                           ------------       ------------       ------------       ------------       ------------

Income (Loss) Before
   Extraordinary Item                            34,934         (1,479,230)         3,004,337            939,089         (1,477,279)
Extraordinary Gain on Debt
   Forgiveness                                   98,000                 --                 --                 --                 --
                                           ------------       ------------       ------------       ------------       ------------

Net Income (Loss)                          $    132,934       $ (1,479,230)      $  3,004,337       $    939,089       $ (1,477,279)
                                           ============       ============       ============       ============       ============

Net Income (Loss) Per
   Common Share
    Basic                                  $       0.03       $      (0.38)      $       0.77       $       0.22       $      (0.33)

    Diluted                                $       0.03       $      (0.38)      $       0.77       $       0.22       $      (0.33)

Weighted Average Number
   of Common Shares
   Outstanding                                3,887,368          3,887,368          3,887,368          4,187,817          4,475,957

Balance Sheet Data
Cash and Cash Equivalents                  $    219,489       $    751,664       $    482,259       $    236,037       $    358,606
Working Capital                               4,131,068          3,418,927          6,496,474          8,469,219          5,670,371
Total Assets                                 13,906,934         14,531,322         18,555,451         23,843,427         24,639,583
Total Liabilities                            13,771,834         15,875,452         16,895,244         20,361,921         22,635,356
Stockholders' Equity (Deficit)                  135,100         (1,344,130)         1,660,207          3,481,506          2,004,227

----------
* Other income realized during 2000 and 2001 is comprised of gains from litigation settlements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Overview

      Evergood has three reportable segments determined primarily by the nature of the revenue producing activity and the market to which it is directed: manufacturing, franchising and brand development. The manufacturing segment obtains revenues from the manufacture and sale of vitamins and dietary supplements to wholesalers who, in turn, distribute these products under their own private labels. This segment also manufactures products for Evergood's Great Earth (franchising) and Bodyonics (brand development) segments. The franchising segment obtains revenues from the franchising of Great Earth vitamin stores, the collection of royalties and the sale of Great Earth vitamins and dietary supplements to Great Earth franchisees. The brand development segment obtains revenues from the wholesale and retail sale of vitamins and dietary supplements under its own nationally advertised brand name.

      Results of Operations

      Fiscal 2001 Compared to Fiscal 2000

      Revenue:

      Consolidated revenue to outside customers for 2000 and 2001 is comprised as follows:

                                                               2000                                        2001
                                                -----------------------------------        -----------------------------------
                                                      $                    % of                  $                    % of
                                                In Thousands          Total Revenue        In Thousands          Total Revenue
                                                ==============================================================================
Segment
   Manufacturing                                   $41,062                  67.0%             $50,393                  71.0%
   Franchising                                      12,064                  20.0               11,162                  16.0
   Brand Development                                 8,237                  13.0                9,189                  13.0
                                                   -------                 -----              -------                 -----

   Consolidated                                    $61,363                 100.0%             $70,744                 100.0%
                                                   =======                 =====              =======                 =====

      Consolidated revenue for 2001 rose by approximately $9.4 million, an increase of 15.3% over 2000.

      Revenue from product sales by all segments increased $9.5 million, or 15.9%, from $59.6 million in 2000 to $69.1 million in 2001. Company-wide sales to the franchise system decreased $800,000, or .8%, from $10.3 million in 2000 to $9.5 million in 2001. Company-wide sales to unaffiliated customers increased $10.4 million, or 21.1%, from $49.2 million in 2000 to $59.6 million in 2001. Consolidated revenues also include royalties and franchise fees earned by the franchising segment. Royalties increased from $1.5 million in 2000 to $1.6 million in 2001. Franchise fee revenue decreased from $233,000 in 2000 to $50,000 in 2001.

      Manufacturing segment sales increases of approximately $9.3 million reflect additional sales of approximately $10.5 million to a single private label customer. Sales to this customer were approximately $23.0 million and $33.5 million for the years 2000 and 2001, respectively. There were no significant changes in selling prices during this period. Selling prices are based on the cost of manufacture plus a margin which varies based on the brand and, in some cases, the particular product.

      The decrease in franchising segment revenue of approximately $900,000 primarily reflects a decrease in sales of products to franchisees of approximately $860,000 and lower franchise fee revenue of $180,000, offset by an increase in royalties of $100,000. The decrease in sales is primarily due to reduced sales to existing franchises. Franchising segment revenue during 2000 also includes approximately $176,000 in sales by a company-owned franchise store compared to $195,000 in 2000. Additionally, mail order sales increased approximately $60,000 from $163,000 in 2000 to $227,000 in 2001.

      Brand development sales increased by approximately $952,000 primarily due to an aggressive advertising program for certain products. This segment began operation in 1996, with the intention of creating a nationally-recognized brand name. Since the inception of this segment, management has attempted to balance the high cost of advertising and promotion costs required to establish a national brand with its available resources. In 2000, advertising and promotion for this segment approximated $4.6 million whereas in 2001, advertising and promotion costs for the segment was increased to $8.4 million, an increase of $3.8 million or 82.6%.

      Operating Income (Loss):

      Operating income (loss) for 2000 and 2001 is comprised as follows:

                                            2000                                        2001
                             ------------------------------------        -------------------------------------
                                  $                   % of                    $                     % of
                             In Thousands        Segment Revenue         In Thousands          Segment Revenue
                             =================================================================================
Segment
   Manufacturing                $ 4,000                 9.8%              $ 5,254                   10.4%
   Franchising                     (810)                6.7                (1,718)                 (15.3)
   Brand Development             (1,097)              (13.3)               (5,472)                 (59.7)
   Corporate                       (769)                 --                    62                     --
                                -------                                  -------

   Consolidated                 $ 1,324                 2.2%              $(1,874)                  (2.6)%
                                =======             =======               =======                =======

      Consolidated operating income (loss) for 2001 decreased by $3.2 million, from a profit of $1.3 million in 2000 to a loss of approximately $1.9 in 2001. This was comprised of an increase in consolidated gross profit of $1.8 million which was more than offset by an increase in selling, general and administrative expenses of approximately $5.0 million.

      The gross profit increase resulted from a combination of higher volumes and improved margins. Company-wide gross profit from the franchise system (inclusive of gross profit from the sale of Great

Earth product and Bodyonics branded product, franchise fees and royalties) decreased from $4.5 million in 2000 to $3.6 million in 2001. Company-wide gross profit from unaffiliated customers (inclusive of gross profit from sales to third party wholesalers and sales of Bodyonics brand products to third party resellers) increased $2.7 million from $13.8 million in 2000 to $16.5 million in 2001.

      The increase in consolidated selling, general and administrative expenses of approximately $5.0 million was comprised principally of an increase of $3.7 million in advertising and promotional activities principally in the brand development segment, as well as increases in salaries primarily due to the hiring of new employees, bad debt expense and professional fees. Management believes that consolidated selling, general and administrative expenses will decrease in 2002 largely due to a significant decrease in advertising expenses and legal and accounting fees.

      Manufacturing segment operating income increased by approximately $1.3 million in 2001 as compared to 2000. An increase in manufacturing segment gross profit of approximately $2.5 million was reduced by increases in manufacturing segment selling, general and administrative expenses of approximately $1.2 million. The increase in manufacturing segment gross profit was caused in part by increases in sales which, at the historical gross profit margin resulted in an increase in gross profit of approximately $2.0 million. Gross profit also increased as a result of decreases in cost of raw materials which accounted for the remaining increase of approximately $500,000 in gross profit. The $1.2 million increase in manufacturing segment selling, general and administrative expenses primarily reflects increases in salaries primarily due to the hiring of new employees, legal and accounting fees, selling and marketing expenses and travel and entertainment.

      Franchising segment operating loss increased by approximately $908,000 in 2001 as compared to 2000. The increase in loss was due primarily to a decrease in gross margin of $839,000 and higher selling, general and administrative expenses of approximately $69,000. The decrease in gross margin resulted from lower sales and franchise fees. Gross margin is also impacted by the shipment of approximately $224,000 in merchandise to a related party for which no sale was recorded due to doubts about the collectability of the receivables. The increase in selling, general and administrative expenses was due primarily to bad debt expense. Operating loss includes a loss of $118,000 during 2001 from the Company owned franchise store compared to a loss of $46,000 for 2000.

      Brand development operating loss increased by approximately $4.4 million in 2001 compared to 2000, notwithstanding an increase in sales of approximately $1.0 million and a corresponding increase in gross margin of approximately $212,000. An increase in selling, general and administrative expenses of approximately $4.6 million, primarily due to an increase in advertising and promotion expense of $3.7 million was due to a management decision to try to increase consumer recognition of certain brands and products. It is anticipated that these expenses will decrease in fiscal 2002, however, there can be no assurances in this regard.

      Net Income (Loss):

      Consolidated net income decreased from $0.9 million in 2000 to a loss of $1.5 million in 2001. Income from operations decreased $3.2 million. Other income, consisting of litigation recoveries, decreased from $1.3 million in 2000 to $202,000 in 2001. Interest expense decreased by $163,000. In 2001, the Company recorded a tax benefit of $903,000, compared to a tax expense of $810,000 in 2000.

      Results of Operations

      Fiscal 2000 Compared to Fiscal 1999

      Revenue:

      Consolidated revenue to outside customers for 1999 and 2000 is comprised as follows:

                                            1999                                       2000
                              -----------------------------------        -----------------------------------
                                    $                   % of                   $                   % of
                              In Thousands          Total Revenue        In Thousands          Total Revenue
                              ==============================================================================
Segment
   Manufacturing                 $24,705                  55.4%             $41,062                  67.0%
   Franchising                    14,577                  32.7               12,064                  20.0
   Brand Development               5,317                  11.9                8,237                  13.0
                                 -------                 -----              -------                 -----

   Consolidated                  $44,599                 100.0%             $61,363                 100.0%
                                 =======                 =====              =======                 =====

      Consolidated revenue for 2000 rose by approximately $16.8 million, an increase of 37.6% over 1999.

      Revenue from product sales by all segments increased $17.3 million, or 40.9%, from $42.3 million in 1999 to $59.6 million in 2000. Company-wide sales to the franchise system decreased $2.0 million, or 16.3%, from $12.3 million in 1999 to $10.3 million in 2000. Company-wide sales to unaffiliated customers increased $19.5 million, or 65.7%, from $29.7 million in 1999 to $49.2 million in 2000. Consolidated revenues also include royalties and franchise fees earned by the franchising segment. Royalties decreased from $1.8 million in 1999 to $1.5 million in 2000. Franchise fee revenue decreased from $468,000 in 1999 to $233,000 in 2000.

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

      Operating Income (Loss):

      Operating income (loss) for 1999 and 2000 is comprised as follows:

                                            1999                                        2000
                              -------------------------------------       ------------------------------------
                                    $                    % of                   $                   % of
                              In Thousands          Segment Revenue        In Thousands        Segment Revenue
                              ================================================================================
Segment
   Manufacturing                 $ 2,719                 11.0%            $ 4,000                    9.8%
   Franchising                       778                  5.3                (810)                  (6.7)
   Brand Development              (1,062)               (19.9)             (1,097)                 (13.3)
   Corporate                         (26)                  --                (769)                    --
                                 -------                                  -------

   Consolidated                  $ 2,409                  5.5%            $ 1,324                    2.2%
                                 =======              =======             =======                =======

      Consolidated operating income for 2000 decreased by $1.1 million, from $2.4 million in 1999 to approximately $1.3 in 2000. This was comprised of an increase in consolidated gross profit of $4.9 million which was more than offset by an increase in selling, general and administrative expenses of approximately $6.0 million.

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

      Liquidity and Capital Resources

      Evergood's balance sheet reflects working capital of $5,671,000 at December 31, 2001 compared to working capital of $8,470,000 at December 31, 2000. The decrease of $2,800,000 is primarily comprised of the following elements: net loss of approximately $1,500,000 adjusted for depreciation and amortization of $621,000, purchases of fixed assets in the amount of $1,500,000 and repayments of long-term debt of $527,000.

      Cash flows from operating activities were $2,319,000 during 2001, an increase of $2,232,000 over the $87,000 cash from operating activities during 2000. Cash from operating activities during 2001 consisted of net loss of $1,477,000, excluding the impact of approximately $1,642,000 of expenses not requiring the use of cash. Such non-cash expenses were comprised primarily of depreciation and amortization and allowances on accounts and notes receivable. The Company also recorded a non-cash benefit for deferred taxes in the amount of $652,000. Additionally, accrued expenses decreased $585,000 while accounts payable increased by $3,685,000 and accounts receivable decreased by $1,600,000.

      Future operating cash flows will be impacted by management decisions regarding levels of expenditures, including advertising and marketing for brand development. At this time, Evergood is committed to, or has plans for marketing programs which are estimated to result in a decrease in expenditures of approximately $4,000,000 over 2001 levels.

      Investing activities consist mainly of fixed asset acquisitions. Acquisitions during 2001 totaled $1.5 million compared to $1.8 million for 2000, resulting from decreased expenditures of $300,000. Capital expenditures are principally connected with Evergood's manufacturing segment and generally consist of equipment purchased to enhance production capability or to replace existing equipment. Management sees a continuing need for such expenditures, and furthermore, anticipates a need to expand production capacity in the short term to provide for continued growth. Over the coming year, Evergood anticipates expenditures of approximately $900,000 to continue to upgrade and increase its manufacturing capabilities. Evergood expects to finance these expenditures primarily through additional borrowing under its existing credit line with its present lender.

      At December 31, 2001, the Company has recorded net deferred tax assets of approximately $2.3 million, of which approximately $1.9 million are recorded as current assets in accordance with generally accepted accounting principles. Realization of the benefits of these deferred tax assets is dependent on the Company achieving future taxable income. In the current year, the Company has recorded a pre-tax loss of approximately $2.4 million. Approximately $1.6 million of such tax assets relate to temporary differences between the tax and book basis of assets and liabilities. Such tax assets do not have a defined expiration period. Approximately $500,000 of the tax assets relate to state and federal operating loss carryforwards. Tax assets related to federal operating loss carryforwards are approximately $269,000. These carryforwards expire in the year 2022. The Company will need to realize aggregate taxable income of at least $800,000 prior to 2022 to realize the full benefit of these tax assets. Tax assets related to New York and California operating loss carryforwards are approximately $223,000. Such carryforwards expire variously between the years 2006 and 2022. Realization of the benefits of these tax assets is dependent on the amount of any future taxable income allocable to the respective state.

      Evergood has historically funded its cash needs through internally generated funds and borrowings on its collateralized credit line and an associated term loan. The aggregate balance outstanding on these loans was $7.9 million at December 31, 2001 compared to $8.5 million outstanding at December 31, 2000. The reduction of $527,000 is comprised of a reduction of $287,000 of borrowings on the credit line and notes in addition to $240,000 in payments on the term loan. These loans have a combined limit of $9,500,000. The credit line bears interest at the lenders' prime rate plus 1% and matures in August 2004. Availability on the credit line is dependent on levels of acceptable accounts receivable and inventory to serve as collateral. At December 31, 2001 the excess availability under the line was approximately $716,000. Overall, cash flows used by financing activities were $669,000 during 2001, a decrease of $2,221,000 from the amount provided in 2000.

      The following table presents the Company's debt and contractual commitments as of December 31, 2001:

                                                       Within             Within              Within            After
                                                         1                 2-3                 4-5                5
                                    Total              Year               Years               Years             Years
                               ===========================================================================================
Debt                           $ 7,945,026          $240,000          $ 7,705,026          $       --        $     --
Operating Leases                 2,800,223           568,581            1,038,519             963,123         230,000
Guarantees                         626,832           139,296              278,592             208,944              --
                               -----------          --------          -----------            --------        --------

                               $11,372,801          $447,877          $ 9,022,137          $1,172,067        $230,000
                               ===========          ========          ===========          ==========        ========

      Evergood believes that internally generated funds and its available line of credit will be sufficient for its financing requirements for at least the next twelve months.

      Related Party Transactions

      In August 1999, a corporation owned by Messrs. Rich and Stern, each of whom is an officer, director and significant stockholder of the Company, acquired two franchise locations from a franchisee who was delinquent in discharging its obligations to Evergood.

      Evergood had determinated that it was advisable to have a presence in what it believes are two of the most prominent shopping malls in the New York City area, Roosevelt Field Mall and Walt Whitman Mall. Evergood further believed that these locations could serve as showcases for potential franchisees and as flagship stores for Evergood's franchise business. Nevertheless, Evergood did not then operate any company-owned stores and did not then want to assume the responsibility for operating the two locations.

      Consequently, in order to induce Messrs. Rich and Stern to assume the obligations of the franchisee, Evergood guaranteed the obligations of their corporation under the leases for the franchised locations and agreed to provide merchandise to them. In consideration of the guarantee and agreement to provide product, the corporation owned by Messrs. Rich and Stern assumed the existing obligation of the prior franchisee to Evergood and assumed all liabilities of the prior franchisee under the leases for the locations.

      Notwithstanding the fact that Evergood provided the corporation with product, the corporation has been unable to generate a profit and, although the corporation has paid all of the obligations under the leases, it has not paid any amounts to Evergood in respect of product delivered to the corporation, nor in respect of the debt of the prior franchisee assumed in 1999. The total of all amounts due from the corporation to Evergood amounted to $677,910 at December 31, 2001.

      In fiscal year 2000, Evergood determined to fully reserve for the amounts then owed, but to continue to sell product to the stores. The effect of this action in the Consolidated Statement of Operations was a charge of $453,845 and $224,065 for the years ended December 31, 2000 and 2001, respectively.

      Evergood is presently evaluating taking over the stores in the fiscal year ending December 31, 2002. Evergood believes that with the full support of its corporate marketing and advertising department and new in-store management, the stores may achieve their full potential and return to profitability within a reasonable amount of time. Nevertheless, until such time as these stores become profitable, Evergood expects that it will continue to incur losses in connection with the operations of these locations.

      Risks Related to Our Business

      Customer Concentration:

      Evergood is dependent upon sales to its largest customer. Sales to this customer for the fiscal year ended December 31, 2001 represented 47% of Evergood consolidated net revenue. Evergood has what it believes to be a very close and extremely positive continuing relationship with this customer. Net revenue from this customer during the first two months of the fiscal year ending December 31, 2002, has continued to grow above the comparable period for the fiscal year ended December 31, 2001. It should be noted that if this customer for any reason substantially reduces its purchases, such event may have an adverse effect on the operations of the Company. The Company is not currently aware of any facts which may change the status of the business relationship between the two parties.

      Effect of Adverse Publicity:

      The Company's products consist of vitamins, minerals, dietary supplements, herbs and other ingredients that the Company regards as safe when taken as suggested by the Company. While the Company conducts quality control testing on its products, the Company does not conduct or sponsor clinical studies relating to the benefits of all of the products it manufactures. The Company is highly dependent upon consumers and distributors' perception of the overall integrity of its business, as well as the safety and quality of its products. Similar products distributed by other companies may not adhere to the same quality standards as the Company and could impact upon the Company. The Company could be adversely affected if any of the Company's products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers or should scientific studies provide unfavorable findings regarding the effectiveness of any such products. The Company's ability to attract and retain distributors could be adversely affected by negative publicity or by the announcement by any governmental agency of investigatory proceedings regarding the business practices of the Company.

      Variability of Quarterly Results:

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

      Significant Accounting Policies

      The Company does not believe that any of the accounting policies which it has adopted are critical in the sense that they involve a high degree of complex or subjective judgement in their application, or choices among alternatives that would lead to materially different results. A summary of the Company's significant accounting policies is provided in Note 2 of the Financial Statements.

      Quantitative and Qualitative Disclosure About Market Risk

      The Company has historically invested its cash and cash equivalents in short-term, fixed-rate, highly-rated and highly-liquid instruments which are reinvested when they mature throughout the year. Presently, the Company does not have short-term investments.

      The interest rate on the Company's borrowings is generally determined based upon prime rate and may be subject to market fluctuation as the prime rate changes as determined within each specific agreement. The Company does not anticipate entering into interest rate swaps or other financial instruments to hedge its borrowings. If market interest rates increase by 10% from levels at December 31, 2001 and the average outstanding debt remains at the 2001 level, the effect on the Company's net loss would be an increase of approximately $69,300. Although the Company sells products in foreign countries, it does so under dollar denominated letters of credit. Accordingly, it is not exposed to market risk related to foreign currency exchange rates.

      Inflation

      Inflation has not had a significant impact on the Company's operations.

Item 8. Financial Statements and Supplementary Data

      This information appears in a separate section of this report beginning on page F1 following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10. Directors and Executive Officers

      Directors and Executive Officers

      The Company's directors and executive officers as of December 31, 2001 and their ages are as follows:


Name                          Age                           Position
===========================================================================================
Mel Rich                      57            President and Chief Executive Officer, Director

Stephen Stern                 54            Executive Vice President, Treasurer, Assistant
                                               Secretary, Chief Operating Officer, Chief
                                               Financial Officer and Director

Charlotte Rich                80            Secretary and Director

      Mel Rich has been President and Chief Executive Officer of Evergood since 1997 and a director since 1969. Prior to becoming President and Chief Executive Officer, Mr. Rich was Executive Vice President of Evergood from 1969. Mr. Rich is the son of Charlotte Rich.

      Stephen R. Stern has been Executive Vice President, Treasurer, Assistant Secretary, Chief Operating Officer, Chief Financial Officer and a director since 1994. Mr. Stern has been a practicing attorney in the State of New York since 1972 and is a partner at Hoffinger Stern and Ross, LLP

      Charlotte Rich has been Secretary and a director since 1969 and is the mother of Mel Rich.

      Employment Agreements

      Evergood currently is a party to employment agreements with each of Mel Rich, Stephen R. Stern and Charlotte Rich. The agreements between Evergood and each of Messrs. Rich and Stern provides for an initial term of ten years and five automatic renewal terms of five years each. The agreement between Evergood and Mrs. Rich, as amended, provides for an initial term of five years and five automatic renewal terms of five years each. Pursuant to these agreements:

      . Mel Rich is employed as President and Chief Executive Officer and receives a base salary of $750,000, subject to annual cost of living increases. The agreement also provides for an automobile allowance, various health and life insurance benefits and for certain payments and the continuation of certain benefits following his disability.

      . Mr. Stern is employed as Executive Vice President, Treasurer, Assistant Secretary, and Chief Operating Officer and receives a base salary of $495,000 per annum, subject to annual cost of living increases. The agreement also provides for an automobile allowance, various health and life insurance benefits and for certain payments and the continuation of certain benefits following his disability.

      . Mrs. Rich receives a base salary of $450,000 per annum, subject to annual cost of living increases. The agreement, as amended, also provides for an automobile allowance, various health and life insurance benefits, for certain payments and the continuation of certain benefits following her disability and, upon any retirement during the term, the execution and delivery of a Consulting Agreement, which provides for consulting fees of $120,000 per annum. Mrs. Rich's employment agreement was amended as of May 25, 2001.

      In the event that Evergood terminates any of these employment agreements, including without cause (as defined) or the employee terminates the agreement for good reason (as defined), the terminated employee has the right to certain payments. In the case of termination without cause or for good reason, the payment is a lump sum in an amount equal to the greater of (1) 2.49 times his or her base salary and prior year's bonus as then in effect, (2) the then effective base salary factored over the remaining term. In the event of termination following the death of an employee, the employee's estate has the right to receive the employee's base salary as then in effect for a six month period and a pro rata portion of the bonus paid to the employee for the preceding fiscal year, together with the proceeds of any life insurance maintained by the Company for the benefit of the employee. In the event of the termination of the employee for cause, the employee is entitled to receive his or her base salary for one year following his or her termination. The employment agreements also provide that in the event that there is a change of control of Evergood, as defined therein, the employee has the right to receive an amount equal to 2.99 times his or her base salary and prior year's bonus as then in effect.

Item 11. Executive Compensation

      The following table sets forth the annual compensation with regard to the Chief Executive Officer and the other two most highly compensated officers other than the Chief Executive Officer for the fiscal years ended December 31, 2001, December 31, 2000 and December 31, 1999.

         Name and Principal Position              Year         Salary           Bonus               Compensation (1)
======================================================================================================================
Mel Rich
   President and Chief Executive Officer           2001       $791,200         $     --                $    --
                                                   2000        718,500          132,500                 49,814 (2)
                                                   1999        509,000               --                 50,381 (2)

Stephen R. Stern                                   2001        522,300          135,000                     --
   Executive Vice President, Assistant             2000        531,500           17,500                     --
      Secretary, Chief Operating Officer           1999        434,000               --                     --
      and Chief Financial Officer

Charlotte Rich                                     2001        354,600               --                     --
   Secretary                                       2000        140,000           25,000                     --
                                                   1999        123,000               --                     --

----------
(1) Other annual compensation does not include amounts of certain perquisites and other non-cash benefits which Evergood provides since those amounts do not exceed the lesser of (a) $50,000 or (b) 10% of the total annual base salary and bonus disclosed for the officer.

(2) Includes: life and disability insurance premiums of $5,491 for 2000, $4,328 for 1999, $4,273 for 1998 and automobile allowance of $44,323 for 2000, $46,053 for 1999 and $41,036 for 1998.

Item 12. Security Ownerhship of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth the beneficial ownership of Evergood's common stock as of December 31, 2001 of (I) each person known by Evergood to beneficially own 5% or more of Evergood's outstanding common stock, based on filings with the Securities and Exchange Commission (ii) each of Evergood's executive officers, directors and director nominees, and (iii) all of Evergood's executive officers and directors as a group. Except as otherwise indicated, all common stock is beneficially owned, and investment and voting power is held, by the persons named as owners.

                                                                   Amount of Shares      Percentage
Name and Address of Beneficial Owner                             Beneficially Owned      Ownership
===================================================================================================
Mel Rich                                                              1,562,612            34.90%
Stephen R. Stern                                                        594,061            13.30
Charlotte Rich                                                          799,500            17.90
Howard M. Lorber                                                        313,317             7.00
All directors and officers as a group (three persons)                 2,956,173            66.10%

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

      During the fiscal year ended December 31, 2001, Evergood was billed $1,104,903 in legal fees by Hoffinger Stern & Ross, LLP, a law firm which acts as Evergood's general counsel, and of which Mr. Stern is a partner. Evergood paid such law firm fees of $807,961 during the fiscal year ended December 31, 2001. Amounts due to this firm were $516,576 at December 31, 2001.

      In August 1999, a corporation owned by Messrs. Rich and Stern acquired two Great Earth franchise stores located in Long Island, NY. At December 31, 2001, this corporation owed Evergood a total of $677,910, $526,668 of which is receivable for products sold since the acquisition date and the balance of which is primarily receivables due as of the date of acquisition. Evergood is uncertain as to the collectability of these amounts, and has fully reserved for it.

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

            10.3 Amended Employment Agreement between Evergood Corporation and Charlotte Rich dated May 25, 2000. (Incorporated by reference to Exhibit 10.10 to Registrant's Report on Form 10-Q for the quarter ended June 30, 2000)

            10.4 Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.4 to Registrant's Form 10)

            10.5 Agreement with Livingston Healthcare Services, Inc., as amended. (Incorporated by reference to Exhibit 10.5 to Registrant's Form 10)

            10.6 Credit Agreement with CIT Group/Credit Finance, Inc. (Incorporated by reference to Exhibit 10.6 to Registrant's Form 10)

            10.7 Voting Trust Agreement dated as of September 30, 1996 among Evergood Corporation, Stephen R. Stern and Mel Rich. (Incorporated by reference to Exhibit 10.7 to Registrant's Form 10)

            10.8 Stock Exchange Agreement dated as of March 1, 2000. (Incorporated by reference to Exhibit 10.8 to Registrant's Form 10)

            10.9  Form of Franchise Agreement. (Incorporated by reference to
                  Exhibit 10.9 to Registrant's Form 10)

      (b)   Reports on Form 8-K

None

EVERGOOD PRODUCTS CORPORATION
   AND SUBSIDIARIES

Table of Contents

                                                                          Page

Independent Auditors' Report                                                 F-2

Consolidated Financial Statements
        Balance Sheets
             December 31, 2000 and 2001                                F-3 - F-4

        Statements of Operations
             For the Years Ended December 31, 1999, 2000 and 2001            F-5

        Statements of Changes in Stockholders' Equity
             For the Years Ended December 31, 1999, 2000 and 2001            F-6

        Statements of Cash Flows
             For the Years Ended December 31, 1999, 2000 and 2001      F-7 - F-8

Notes to Consolidated Financial Statements                            F-9 - F 26

                          Independent Auditors' Report

To the Board of Directors
Evergood Products Corporation and Subsidiaries
Hicksville, New York

We have audited the accompanying consolidated balance sheets of Evergood Products Corporation and Subsidiaries as of December 31, 2000 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1999, 2000 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evergood Products Corporation and Subsidiaries as of December 31, 2000 and 2001 and the results of its operations and cash flows for the years ended December 31, 1999, 2000 and 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/  Raich Ende Malter & Co. LLP
--------------------------------
RAICH ENDE MALTER & CO. LLP
East Meadow, New York
March 12, 2002

EVERGOOD PRODUCTS CORPORATION
   AND SUBSIDIARIES

Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                         December 31,
                                                                  ----------------------------
                                                                       2000             2001
                                                                  ============================
Assets
      Current Assets
        Cash                                                      $   236,037      $   358,606
        Accounts receivable - less allowance for doubtful
           accounts of $790,893 and $1,423,535 for 2000
           and 2001, respectively                                   8,589,570        6,033,125
        Accounts receivable - related party - less allowance
           for doubtful accounts of $453,845 and $677,910
           for 2000 and 2001, respectively                                 --               --
        Current maturities of notes receivable - net                   65,914           35,304
        Inventory                                                   9,577,706        9,543,451
        Deferred tax asset                                          1,286,000        1,937,000
        Deferred franchising costs                                     56,400           20,500
        Prepaid income taxes                                               --          326,455
        Prepaid expenses                                              787,217        2,346,260
                                                                  -----------      -----------

                                                                   20,598,844       20,600,701
                                                                  -----------      -----------

      Fixed Assets - net                                            2,506,042        3,383,371
                                                                  -----------      -----------

      Other Assets
        Notes receivable - net of current maturities                   98,442           36,764
        Deferred tax asset                                            333,000          334,000
        Intangible assets - net                                       294,246          269,331
        Other assets                                                   12,853           15,416
                                                                  -----------      -----------

                                                                      738,541          655,511
                                                                  -----------      -----------

                                                                  $23,843,427      $24,639,583
                                                                  ===========      ===========

See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
   AND SUBSIDIARIES

Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                            December 31,
                                                                   -------------------------------
                                                                       2000               2001
                                                                   ===============================
Liabilities and Stockholders' Equity
      Current Liabilities
        Accounts payable                                           $  9,133,954       $ 12,818,743
        Accrued expenses                                              2,324,275          1,739,087
        Unearned franchise fees                                         187,500            132,500
        Income taxes payable                                            101,887                 --
        Current maturities of long-term debt                            240,000            240,000
        Current maturities of loans payable - officers                  142,009                 --
                                                                   ------------       ------------

                                                                     12,129,625         14,930,330
                                                                   ------------       ------------
      Other Liabilities
        Loan payable                                                  6,976,796          6,689,526
        Long-term debt - net of current maturities                    1,255,500          1,015,500
                                                                   ------------       ------------

                                                                      8,232,296          7,705,026
                                                                   ------------       ------------

      Commitments and Contingencies

      Stockholders' Equity
        Common stock - par value $.01 - authorized 10,000,000
           shares; issued 4,546,146 and 4,475,957 outstanding
           for each year                                                 45,462             45,462
        Additional paid-in capital                                    7,855,052          7,855,052
        Accumulated (deficit)                                        (4,114,974)        (5,592,253)
                                                                   ------------       ------------
                                                                      3,785,540          2,308,261
        Less:  Treasury stock - 70,189 shares at cost                   304,034            304,034
                                                                   ------------       ------------

                                                                      3,481,506          2,004,227
                                                                   ------------       ------------

                                                                   $ 23,843,427       $ 24,639,583
                                                                   ============       ============

See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
   AND SUBSIDIARIES

Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                  For the Years Ended
                                                                      December 31,
                                                   --------------------------------------------------
                                                       1999               2000               2001
                                                   ============       ============       ============
Net Revenue                                        $ 44,599,133       $ 61,363,217       $ 70,744,483

Cost of Revenue                                      31,144,799         43,011,836         50,572,687
                                                   ------------       ------------       ------------

                                                     13,454,334         18,351,381         20,171,796

Selling, General and Administrative Expenses         11,044,884         17,027,334         22,045,736
                                                   ------------       ------------       ------------

Income (Loss) Before Other Income (Expense)           2,409,450          1,324,047         (1,873,940)
                                                   ------------       ------------       ------------

Other Income (Expense)
   Interest (expense)                                  (683,113)          (870,588)          (708,287)
   Other income                                              --          1,295,630            201,670
                                                   ------------       ------------       ------------

                                                       (683,113)           425,042           (506,617)
                                                   ------------       ------------       ------------

Income (Loss) Before Provision (Benefit) for
   Income Taxes                                       1,726,337          1,749,089         (2,380,557)

Provision (Benefit) for Income Taxes                 (1,278,000)           810,000           (903,278)
                                                   ------------       ------------       ------------

Net Income (Loss)                                  $  3,004,337       $    939,089       $ (1,477,279)
                                                   ============       ============       ============

Basic and Diluted Net Income (Loss) Per Share      $        .77       $        .22       $       (.33)
                                                   ============       ============       ============

Weighted Average Shares Outstanding                   3,887,368          4,187,817          4,475,957
                                                   ============       ============       ============

See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
   AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
--------------------------------------------------------------------------------

                                           Common Stock
                                      ----------------------       Paid-In       Accumulated     Treasury Stock
                                       Shares         Amount       Capital         (Deficit)         At Cost           Total
                                      =========================================================================================
Balance - January 1, 1999             3,957,557      $39,576      $6,978,728      $(8,058,400)      $(304,034)      $(1,344,130)
   Net income                                --           --              --        3,004,337              --         3,004,337
                                      ---------      -------      ----------      -----------       ---------       -----------

Balance - December 31, 1999           3,957,557       39,576       6,978,728       (5,054,063)       (304,034)        1,660,207
   Shares issued for acquisition
    of minority interest                140,993        1,410         195,979               --              --           197,389
   Shares issued to consultants         447,596        4,476         680,345               --              --           684,821
   Net income                                --           --              --          939,089              --           939,089
                                      ---------      -------      ----------      -----------       ---------       -----------

Balance - December 31, 2000           4,546,146       45,462       7,855,052       (4,114,974)       (304,034)        3,481,506
   Net (loss)                                --           --              --       (1,477,279)             --        (1,477,279)
                                      ---------      -------      ----------      -----------       ---------       -----------

Balance - December 31, 2001           4,546,146      $45,462      $7,855,052      $(5,592,253)      $(304,034)      $ 2,004,227
                                      =========      =======      ==========      ===========       =========       ===========

See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
   AND SUBSIDIARIES

Consolidated Statements of Cash Flows                                Page 1 of 2
--------------------------------------------------------------------------------

                                                                         For the Years Ended
                                                                             December 31,
                                                            -----------------------------------------------
                                                                1999              2000              2001
                                                            ===========       ===========       ===========
Cash Flows from Operating Activities
   Net income (loss)                                        $ 3,004,337       $   939,089       $(1,477,279)
   Adjustments to reconcile net income (loss) to
      net cash provided by (used for) operating
      activities:
        Depreciation and amortization                           227,322           515,384           621,374
        Provision (benefit) for deferred taxes               (1,366,000)          347,000          (652,000)
        Stock issued for consulting fees                             --           684,821                --
        Increase (decrease) in allowance for doubtful
           accounts and notes receivable                        139,828           969,543         1,195,533
        Write-off of accounts receivable and notes
           receivable                                           101,067           157,936            46,758
        Increase in inventory obsolescence
           writedowns                                            22,000            72,000             4,000
        (Gain) loss on sale of machinery and equipment               --            (8,000)           53,231
        (Increase) decrease in:
           Accounts receivable                               (1,152,028)       (3,953,717)        1,570,711
           Accounts receivable - related party                 (247,658)         (206,187)         (224,065)
           Inventory                                         (1,606,300)       (1,030,762)           30,255
           Deferred franchising costs                            22,875             2,000            35,900
           Prepaid taxes                                         44,562                --          (326,455)
           Prepaid expenses and other current assets             28,106          (343,652)       (1,559,043)
           Notes receivable                                      18,928            23,965            59,796
           Other assets                                           5,956             3,265            (2,563)
        Increase (decrease) in:
           Accounts payable                                     685,537           389,400         3,684,789
           Accrued expenses                                     (68,543)        1,605,799          (585,188)
           Unearned franchise fees                              (76,250)          (52,500)          (55,000)
           Sundry liabilities                                   (35,313)          (94,454)               --
           Income taxes payable                                  35,740            66,147          (101,887)
                                                            -----------       -----------       -----------

                                                               (215,834)           87,077         2,318,867
                                                            -----------       -----------       -----------

Cash Flows from Investing Activities
   Purchase of fixed assets                                    (568,602)       (1,776,084)       (1,527,019)
   Acquisition of a franchise store                                  --          (117,500)               --
   Proceeds from sale of machinery and
      equipment                                                      --             8,000                --
   Restricted cash as security for equipment lease                   --            36,410                --
                                                            -----------       -----------       -----------

                                                               (568,602)       (1,849,174)       (1,527,019)
                                                            -----------       -----------       -----------

See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
   AND SUBSIDIARIES

Consolidated Statements of Cash Flows                                Page 2 of 2
--------------------------------------------------------------------------------

                                                            For the Years Ended
                                                                 December 31,
                                                ---------------------------------------------
                                                   1999              2000            2001
                                                =============================================
Cash Flows from Financing Activities
   Net increase (decrease) in loan payable      $   877,705       $ 1,137,621       $(287,270)
   Proceeds of notes payable                             --           815,500              --
   Payments of notes payable                       (288,115)         (258,250)       (240,000)
   Repayments of officers' loans                   (110,969)         (142,586)       (142,009)
                                                -----------       -----------       ---------

                                                    478,621         1,552,285        (669,279)
                                                -----------       -----------       ---------

Increase (Decrease) in Cash                        (305,815)         (209,812)        122,569

Cash - beginning                                    751,664           445,849         236,037
                                                -----------       -----------       ---------

Cash - end                                      $   445,849       $   236,037       $ 358,606
                                                ===========       ===========       =========

Supplemental Disclosures
   Cash paid:
        Interest                                $   669,333       $   870,588       $ 708,287
                                                ===========       ===========       =========

        Taxes                                   $     8,306       $   386,234       $ 300,261
                                                ===========       ===========       =========

   Non-cash financing transactions:
        Minority interest acquired through
           the issuance of common stock         $        --       $   197,389       $      --
                                                ===========       ===========       =========

See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
   AND SUBSIDIARIES

Notes to Consolidated Financial Statements      December 31, 1999, 2000 and 2001
--------------------------------------------------------------------------------

1 - The Company

      Evergood Products Corporation and Subsidiaries (the "Company") produce and sell vitamins and mineral products and other dietary supplements. The Company sells its products under its customers' private labels, under a brand developed by one of its subsidiaries and, pursuant to a license and supply agreement, through the Great Earth franchise system under the Great Earth label. The sales to the Great Earth franchisees constituted approximately 28%, 16% and 13% of the Company's total net revenue volume for 1999, 2000 and 2001, respectively. Amounts receivable pertaining to these sales amounted to approximately $1,159,000 and $1,091,000 at December 31, 2000 and 2001, respectively.

2 - Summary of Significant Accounting Policies

      The summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with accounting principles generally accepted in the United States of America and have been applied consistently in all material respects.

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

      e. Intangible Assets - Intangible assets consist of goodwill which is being amortized over periods ranging from 10 to 15 years. Amortization expense for the year ended December 31, 2000 was $20,643. Amortization expense for the year ended December 31, 2001 amounted to $24,914. Accumulated amortization amounted to $20,643 and $45,557 at December 31, 2000 and 2001, respectively.

            The Company's policy is to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash

Continued
            inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset.

      f. Fair Value of Financial Instruments - The Company's debt instruments payable to financial institutions bear floating interest rates referenced to prevailing market rates. Accordingly, the carrying amounts of such instruments approximate fair value at each reporting date. Other debt instruments, consisting of loans due to officers, approximate fair value at December 31, 2000. There were no loans due to officers at December 31, 2001.

            The carrying amount of notes receivable approximates fair value at both December 31, 2000 and 2001 based on their yield and their relatively short maturities, with fair value estimated by discounting cash flows using current rates for similar loans.

      g. Income Taxes - Federal and state income taxes have been provided in the financial statements at statutory rates. The Company follows the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FASB 109"). FASB 109 requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities (adjusted for valuation allowances) are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

      h. Earnings Per Share - Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share include the effects of securities convertible into common stock to the extent such conversion would be dilutive.

      i. Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      j. Revenue Recognition - The Company derives revenues from the sale of product manufactured to customer orders, from distribution of product to franchisee and third party retailers, from the sale of franchise rights and from royalties on sales by franchisee retailers.

Continued

            Revenue from the sale of product manufactured to customer orders, and from the sale of product to franchisee and third party retailers, is recognized when the product is shipped. The Company accrues for known returns and makes a provision for estimated returns based on historical experience.

            The Company earns royalties on retail product sales made by franchisees. Royalty revenue is recognized at the time sales are made. The Company records royalty revenue on the basis of the monthly sales report provided to the Company by the franchisees.

            Revenues from the sale of franchise rights are recognized when the Company has fulfilled its obligations of assisting the franchisee in opening a retail store. Such obligations are deemed fulfilled upon opening of the store.

      k. Advertising Costs - Advertising costs are expensed the first time the advertisement takes place and amounted to approximately $2,542,000, $5,346,000 and $9,206,000 in 1999, 2000 and 2001,
            respectively. Such costs are included in Selling, General and Administrative Expenses. Prepaid advertising included in the accompanying financial statements totaled $452,216 and $734,798 at December 31, 2000 and 2001, respectively.

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

3 - Inventory

      Inventory is comprised of the following:

Continued

                                                   December 31,
                                        ---------------------------------
                                            2000                   2001
                                        =================================

          Raw materials                 $4,983,743             $4,003,462
          Work-in-process                1,367,494              1,792,359
          Finished goods                 3,226,469              3,747,630
                                        ----------             ----------

                                        $9,577,706             $9,543,451
                                        ==========             ==========

4 - Notes Receivable

      Notes receivable consist of trade notes bearing interest at 8%. Notes receivable also reflect conversion of accounts receivable to notes. Such conversions amounted to $86,613, $152,011 and $205,022 during the years ended December 31, 1999, 2000 and 2001, respectively. The notes are stated net of an allowance for doubtful accounts of $133,779 and $300,535 at December 31, 2000 and 2001, respectively.

                                                      December 31,
                                              ---------------------------
                                                2000               2001
                                              ===========================
          Total notes receivable              $164,356           $ 72,068
          Less:  Current maturities             65,914             35,304
                                              --------           --------

                                              $ 98,442           $ 36,764
                                              ========           ========

      The following is a schedule of maturities of notes receivable by year:

          Year ending December 31, 2002                          $219,049
                                   2003                            56,141
                                   2004                            47,939
                                   2005                            42,756
                                   2006                             6,719
                                                                 --------
                                                                  372,604
          Less:  Allowance for doubtful accounts                  300,536
                                                                 --------

                                                                 $ 72,068
                                                                 ========

Continued

5 -   Fixed Assets

      Fixed assets is comprised of the following:

                                                           December 31,                 Estimated
                                                 --------------------------------      Useful Life
                                                       2000              2001             Range
                                                 ==================================================
            Machinery and equipment              $    7,210,071     $   8,328,299     3 to 10 years
            Office equipment and fixtures               514,156           839,210     3 to 10 years
                                                 --------------     -------------
                                                      7,724,227         9,167,509
            Less: Accumulated depreciation
                     and amortization                 5,218,185         5,784,138
                                                 --------------     -------------

                                                 $    2,506,042     $   3,383,371
                                                 ==============     =============

      The weighted average estimated lives of the fixed assets at December 31, 2001 were approximately 8 years for the machinery and equipment and 5 years for the office equipment and fixtures. Depreciation expense totaled $227,322, $494,741 and $596,459 for 1999, 2000 and 2001, respectively.

6 -   Acquisitions

      a. In February 2000, the Company acquired a store from a franchisor at a cost of $117,500. The assets acquired consisted principally of the franchise area rights, and certain furniture and equipment of minimal value. The acquisition was accounted for as a purchase, accordingly, the operations of the acquired business are included in the accompanying financial statements from the date of acquisition. Goodwill was recorded in the amount of $117,500 and is being amortized over a period of ten years. Revenue from this franchise store was $195,000 and $176,000 for 2000 and 2001, respectively.

      b. In March 2000, the Company consummated a share exchange agreement whereby it acquired the 20% minority interests held in two of its subsidiaries: GEC and Bodyonics. The minority interests were acquired from two individuals, both of whom serve as officers and directors of the Company, and one of whom is the Company's controlling stockholder and the other a significant stockholder. The individuals owned equal interests in the subsidiaries and each were issued 140,993 shares of the Company's common stock, with the exchange ratio determined through an independent appraisal.

            The acquisition of the controlling stockholder's interest was accounted for in a manner similar to a pooling of interests and given retroactive effect in the financial statements for all historical periods, with no adjustment to fair value for the interests exchanged.

Continued

            The acquisition of the non-controlling stockholder's interest was accounted for under the purchase method based on the fair value of the Company shares issued as consideration for the exchange. The fair value of such shares was $197,389. This amount was recorded as goodwill and is being amortized over a period of 15 years.

7 -   Loan Payable

      As of August 30, 2000, the Company renegotiated its loan agreement with CIT. As amended, the agreement provides for borrowings to a maximum of $9,500,000. The loan is collateralized by the Company's accounts receivable, inventory, and certain fixed assets, and expires on August 17, 2004. As amended, the agreement also provides that the Company shall pay an interest rate of 1% higher than the rate of interest publicly announced by the Chase Manhattan Bank ("Chase Prime"). In addition, if the Company's net income, exclusive of any extraordinary items, is at least $850,000 in any year, commencing with the fiscal year ended December 31, 2001 (a "Qualifying Fiscal Year"), the interest rate shall be reduced by .25% per annum, if no event of default has occurred under the terms of the financing agreement, however, the interest rate per annum shall not be lower than .5% in excess of the Chase Prime. In the event that the Company has a net loss in any fiscal year following a Qualifying Fiscal Year, the interest rate shall increase by .25% per annum. Excess availability under this line was approximately $716,000 at December 31, 2001. This debt is partially guaranteed by the Company's President. The loan agreement prohibits the Company from paying dividends and includes certain restrictions on the repayment of officers' debt.

8 - Long-Term Debt

      Long-term debt consists primarily of a note due to CIT. The note is secured by substantially all machinery and equipment of the Company and is cross-collateralized by the assets securing the credit line. During August of 2000, this note was amended and restated to reflect an additional $815,500 of indebtedness incurred by the Company. The note is payable in monthly installments of $20,000 plus interest through August 2004, at which time the final balance is due. This debt bears interest at prime plus 1%. The weighted average effective rate was 11%, 11.9% and 8.75% for 1999, 2000 and 2001, respectively.

      At December 31, 2001, future maturities of long-term debt are as follows:

                    December 31, 2002                   $  240,000
                                 2003                      240,000
                                 2004                      775,500
                                                        ----------

                                                        $1,255,500
                                                        ==========

Continued

9 - Notes and Loan Payable - Officer

      The Company had a note payable to an officer. The note, in the amount of $43,381 in 2000 was paid during the year 2001. Interest expense incurred on this note was $3,996, $3,866 and $3,240 for the years ended December 31, 1999, 2000 and 2001, respectively.

      The Company had a loan payable to a second officer. The balance of the loan was $98,628 at December 31, 2000. The note was non-interest bearing and no repayment terms existed at that time. The loan was paid in January 2001.

10 - Stockholders' Equity

      In May 2000, the Company entered into an agreement with a firm (Aegis Capital Corp.) that has provided and is expected to continue to provide strategic financial consulting and advisory services to the Company. The agreement was effective for a term of one year commencing March 1, 2000. At the same time, the Company agreed to issue 447,596 shares of common stock to three individuals of this firm as compensation for services rendered to the agreement date. The fair value of the shares issued was $684,821. This amount was recorded as a consulting fee in the Company's financial statements in the year ended December 31, 2000.

11 - Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

                                                       December 31,
                                             -------------------------------
                                                 2000                2001
                                             ===============================
Net operating loss carryforwards             $   146,000         $   495,000
Amortization                                     232,000             195,000
Allowance for doubtful accounts                  581,000           1,041,000
Inventory obsolescence writedown                 241,000             243,000
Unearned franchise fees                           72,000              54,000
Unicap (263A adjustment)                         180,000             204,000
New York State investment tax credits            264,000             278,000
Accrued vacation pay                              70,000              81,000
Depreciation                                     (32,000)           (180,000)
Miscellaneous                                    (21,000)             (8,000)
Accrued officers' salaries                        17,000              17,000
                                             -----------         -----------
                                               1,750,000           2,420,000
Less:  Valuation allowance                       131,000             149,000
                                             -----------         -----------

                                             $ 1,619,000         $ 2,271,000
                                             ===========         ===========

      At December 31, 2001, the Company has net operating loss carryforwards available as follows:

Continued

                                        Loss
                                    Carryforward                 Expirations
                                    ==========================================
Federal                             $     791,000                 2022
New York State                          2,668,000 *               2007 to 2022
California                                151,000 *               2007

----------
*     Based on estimated allocated utilization.

        Net operating loss carryforwards are subject to certain limitations on annual utilization in the event of ownership changes or equity structure shifts.

        Additionally, the Company has New York State investment tax credits, which will be available as a direct offset to tax after the New York State net operating loss is exhausted. Such credits can be carried forward for 15 years and expire variously from 2002 to 2016. The Company has provided a valuation allowance in the amount of $149,000 against the portion of such credits expiring in earlier years prior to when the Company expects to be able to utilize them.

        Management of the Company has determined that it is more likely than not that the deferred tax assets, other than the investment credits mentioned above, will be realized prior to their expiration. Accordingly, no additional valuation allowance is deemed necessary at December 31, 2001.

        The provision (benefit) for income taxes is comprised of the following:

                                                               December 31,
                                             -----------------------------------------------
                                                 1999              2000              2001
                                             ===============================================
Current
     Federal                                 $    42,000         $ 402,000         $(261,000)
     State                                        46,000            61,000            11,000
                                             -----------         ---------         ---------
                                                  88,000           463,000          (250,000)
                                             -----------         ---------         ---------

Deferred
     Federal                                     (95,000)          271,000          (527,000)
     State                                       (82,000)           76,000          (126,000)
                                             -----------         ---------         ---------
                                                (177,000)          347,000          (653,000)
                                             -----------         ---------         ---------

Change in the beginning of the
  year valuation allowance resulting
  from a change in circumstances
  affecting the estimated realization
  of deferred  tax assets                     (1,189,000)               --                --
                                             -----------         ---------         ---------
                                             $(1,278,000)        $ 810,000         $(903,000)
                                             ===========         =========         =========

      The tax effect of net operating loss carryforwards not previously recognized was a reduction of the current federal provision by $707,000 and the current state provision by $82,000 in 1999.

Continued

      The provision (benefit) for income taxes differs from the amount calculated using the statutory federal income tax rate (34%) as follows:

                                                                          December 31,
                                                    -------------------------------------------------------
                                                         1999                2000               2001
                                                    =======================================================
At statutory rates                                  $   587,000           $ 607,000          $(806,000)
Effect of state taxes                                    30,000             116,000           (119,000)
Effect of permanent differences                          83,000              87,000            (33,000)
Effect of graduated rates                                    --                  --             55,000
Current benefit of net operating loss
  carryforward not previously
  recognized                                           (789,000)                 --                 --
Change in valuation allowance                        (1,189,000)                 --                 --
                                                    -----------           ---------          ---------
                                                    $(1,278,000)          $ 810,000          $(903,000)
                                                    ===========           =========          =========

12 - Major Customers and Foreign Sales

      a. For the years ended December 31, 1999, 2000 and 2001, the Company had significant sales and receivable balances from major customers in the pharmaceutical and nutritional business as follows:

                               For the Year Ended                              As of
                                December 31, 1999                        December 31, 1999
                   ----------------------------------------       ---------------------------------------
                                              Approximate                                 Approximate
                       Approximate           Percentage of          Approximate          Percentage of
                    Year To-Date Sales      Total Net Sales       Trade Receivable      Total Receivables
                   ======================================================================================
Customer A           $ 2,436,000                   6%               $  237,000                  4%
Customer B             3,668,000                   8                   674,000                 13
Customer C            10,441,000                  23                   435,000                  8
Customer D             2,677,000                   6                   262,000                  5
                     -----------                  --                ----------                 --

                     $19,222,000                  43%               $1,608,000                 30%
                     ===========                  ==                ==========                 ==

Continued

                               For the Year Ended                                As of
                                December 31, 2000                          December 31, 2000
                   ----------------------------------------       ---------------------------------------
                                              Approximate                                 Approximate
                       Approximate           Percentage of          Approximate          Percentage of
                    Year To-Date Sales      Total Net Sales       Trade Receivable      Total Receivables
                   ======================================================================================
Customer A           $ 5,705,000                  9%               $ 3,810,000               44%
Customer B             3,560,000                  6                    278,000                3
Customer C            23,040,000                 37                  1,455,000               17
Customer D             6,303,000                 10                    254,000                3
                     -----------                ---                -----------               --

                     $38,608,000                 62%               $ 5,797,000               67%
                     ===========                ===                ===========               ==

                               For the Year Ended                                As of
                                December 31, 2001                          December 31, 2001
                   ----------------------------------------       ---------------------------------------
                                              Approximate                                 Approximate
                       Approximate           Percentage of          Approximate          Percentage of
                    Year To-Date Sales      Total Net Sales       Trade Receivable      Total Receivables
                   ======================================================================================
Customer A           $ 5,932,000                   9%               $1,263,000                 21%
Customer B             3,658,000                   5                   293,000                  5
Customer C            33,467,000                  47                 1,158,000                 19
Customer D             4,431,000                   6                   226,000                  3
                     -----------                  --                ----------                 --

                     $47,488,000                  67%               $2,940,000                 48%
                     ===========                  ==                ==========                 ==

      The above amounts relate to the following segments:

            Customer A - brand development segment.

            Customer B - manufacturing segment.

            Customer C - manufacturing segment.

            Customer D - manufacturing segment.

      b. Sales to customers located in Canada, Europe and the Far East totaled approximately $1,630,000, $1,690,000 and $1,180,000 for the years 1999, 2000 and 2001, respectively. Substantially all of the Company's sales to foreign customers are denominated in U.S. dollars.

13 - Employee Benefit Plans

      a. Pension Plan - The Company participates in a multi-employer pension plan for all union employees meeting certain age and length of service requirements. Pension expense amounted to $50,215, $66,380 and $89,604 for the years ended 1999, 2000 and 2001, respectively. The union plan is a defined contribution plan.

Continued

      b. 401(k) Plan - The Company maintains a 401(k) Plan covering all employees who meet certain eligibility requirements. Employees may defer a percentage of their salary in accordance with prevailing Internal Revenue Code limits. The Company provides matching contributions equal to 50% of employee contributions, up to a maximum benefit of $25 per employee, per week. Such matching contributions totaled $49,533, $56,758 and $64,164 for the years ended 1999, 2000 and 2001, respectively.

14 - Commitments and Contingencies

      Commitments

      The Company has operated from the same location since 1978, however, it has historically rented on a non-lease basis. In July 2001, the Company entered into a lease for these premises that expires in June 2007 and contains an optional two year renewal term. Rent expense ranges from approximately $36,000 per month to $38,000 per month over the term of this lease. Rent expense for the premises was $254,820, $300,326 and $406,962 for the years ended 1999, 2000 and 2001, respectively. The Company also leases vehicles and equipment under leases, which expire on various dates through 2004. Rent expense under such leases amounted to $39,319, $82,285 and $80,928 for the years ended December 31, 1999, 2000 and 2001.

      In addition, the Company is obligated under two leases connected with the Company-owned store in California. The lease for the store's present location expires in February 2006 and contains annual rent ranging from approximately $27,000 to $29,000. The lease for the store's previous location expires in January 2005 and provides for annual rent of approximately $14,000. This is offset by a sub-lease with the same term for approximately the same rent. Rent expense for this store was $16,161 for 2000 and $43,180 for 2001.

      Future minimum lease payments to be made under these operating leases (net of sub-lease rental) over the next five years subsequent to December 31, 2001 are as follows:

                December 31, 2002                                 $569,000
                             2003                                  522,000
                             2004                                  516,000
                             2005                                  498,000
                             2006                                  465,000

      Legal Proceedings

      The Company is involved in several legal proceedings in various jurisdictions. Such proceedings are related to product liability, personal injury claims, franchising matters and contract disputes. Product liability and personal injury claims are generally covered by insurance. Significant contingencies are discussed below:

Continued

      During 1999 two separate lawsuits were filed against the Company in California Supreme Court by individuals claiming to have suffered personal injury because of the Company's use of their images in product packaging and advertisements without their authorization (Frank Hillebrand in March 1999 and Jonathan Aube in May 1999.) Each suit claims damages for invasion of privacy, invasion of the right to privacy, conversion and loss of future earnings. Additionally, each suit seeks injunctive relief which has been denied in each of these matters. Each of these suits has been and continues to be the subject of mandatory arbitration hearings - some of which have been scheduled in the year 2002. The Aube matter is scheduled to go to trial on July 8, 2002. Although certain causes of action under these lawsuits are not covered under the Company's insurance policies, management believes that any potential liability in excess of that which is covered by insurance will not have a material financial impact on Evergood.

      During 2001, 14 lawsuits were filed in various state and federal courts in jurisdictions including the States of Alabama, Nevada, California, New York, and Washington claiming damages from the use of the Company's largest revenue-earning product. It is manufactured by Phoenix Laboratories for the Company's largest customer, and the suits have named both the Company and the customer. The Company and the customer are vigorously disputing these claims. The Company carries significant product liability insurance specifically covering this product, however certain causes of action in these suits are not covered by these policies. The Company is unable to estimate a range of loss, if any, at this time in excess of the available insurance coverage.

      There are currently four separate product liability lawsuits pending against the Company in Italy. The Company's existing product liability policies do not cover actions raised in foreign jurisdictions. Each of these matters is in an early discovery stage, therefore the Company is unable at this time to estimate the likelihood of an unfavorable outcome, nor a range of possible loss.

      During 2001 the State of California commenced a lawsuit against the Company seeking damages in connection with certain of the Company's products. The Company is unable at this time to estimate the likelihood of an unfavorable outcome, nor a range of possible loss.

      The Company is also involved in several proceedings connected with contract disputes and other claims, primarily related to franchising activities. The Company considers such disputes to be in the ordinary course of its business.

      The Company is unable at this time to estimate the likelihood of an unfavorable outcome in any of the above matters, nor a range of possible loss, however, it is the opinion of management and the Company's counsel that the outcome of the above proceedings, individually and in the aggregate, will not have a materially adverse effect on the Company's consolidated financial position or liquidity but could possibly be material to the consolidated results of operations in any one accounting period.

Continued

15 - Related Party Transactions

      a. The Company obtains legal services from a firm having a partner who is an officer, director and significant stockholder of the Company. Legal fees amounted to $628,433, $608,253 and $1,104,903 for the years ended 1999, 2000 and 2001, respectively. Payments to this firm were $517,786, $689,491 and $807,961, respectively for such years. Amounts due to this firm which are included in accounts payable total $219,635 and $516,576 at December 31, 2000 and 2001, respectively.

        b. In August 1999, HSSB Holdings Corp. ("HSSB"), an entity owned by two individuals who serve as officers and directors of the Company (one of whom is the Company's controlling stockholder) acquired two troubled franchise locations located in Long Island, New York, from the prior owner who had fallen significantly behind in payments to the Company.

            The stores were acquired for HSSB's assumption of liabilities owed to the Company (amounting to $136,742) and certain obligations related to the leased premises. Since acquisition, HSSB has incurred additional obligations to the Company consisting of $526,668 for product purchased ($110,916, $194,187 and $221,565 during 1999, 2000 and 2001, respectively) and $14,500 for non-interest-bearing advances ($12,000 in 2000 and $2,500 in 2001).

            HSSB has been unable to generate adequate cash flows from the acquired stores to make any payments on amounts owed to the Company and due to the uncertainty of HSSB's ability to generate adequate future cash flows, the Company has deemed it necessary to fully reserve against the receivable totaling $677,910 at December 31, 2001. Furthermore, due to the uncertainty of the Company realizing payment for any sales made on account to HSSB, the Company has determined that, until such time as conditions warrant otherwise, sales to HSSB should be recorded on a cash receipts basis.

            The Company has also guaranteed the lease obligations of the two stores. Both leases expire on June 30, 2006. Aggregate future minimum rentals through the expiration date on June 30, 2006, are $626,832 at December 31, 2001.

16 - Operating Segments

      The Company follows SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in reporting information about its operating segments.

      The Company has three reportable segments determined primarily by the nature of the revenue producing activity and the market to which it is directed: manufacturing, franchising and brand development. The manufacturing segment obtains revenue from the manufacture and sale of vitamins and dietary supplements to wholesalers who, in turn, distribute these products under their own private labels. This segment also manufactures products for the Company's Great Earth (franchising) and Bodyonics (brand development) segments. The franchising segment obtains revenues from the franchising of Great Earth vitamin stores, the collection of royalties and the sale of Great Earth brand vitamins and dietary supplements to Great Earth franchisees. The brand development segment obtains revenues from the wholesale and retail sale of vitamins and dietary supplements under its own nationally advertised brand name.

      The accounting policies of the segments are the same as those for the Company as a whole. The Company evaluates the financial performance of the segments based on their respective operating income. Income taxes are not allocated to segments, however, tax assets are included with segment

Continued
      assets to the extent that the taxable entities giving rise to the assets are constituents of such segments. The manufacturing segment produces product for both third parties and for other segments. Intersegment sales are priced to allow manufacturing to at least recover its costs.

      Revenues from the franchising segment are comprised of the following:

                                                     December 31,
                                   -------------------------------------------------
                                       1999               2000               2001
                                   =================================================
Sale of product                    $12,261,051        $10,295,453        $ 9,478,348
Royalties                            1,848,306          1,535,152          1,634,058
Sale of franchises                     467,750            233,000             50,000
                                   -----------        -----------        -----------

                                   $14,577,107        $12,063,605        $11,162,406
                                   ===========        ===========        ===========

Number of franchise outlets
   open at year end                        143                128                115
                                   ===========        ===========        ===========

      Segment information for the years ended December 31, 1999, 2000 and 2001 was as follows:

                                                                          Brand
                                Manufacturing        Franchising        Development          Corporate             Total
                                ===========================================================================================
1999
   Net revenues from external
      customers                   $24,705,125        $14,577,107        $ 5,316,901         $        --         $44,599,133
   Intersegment net sales          11,769,984             67,608                 --                  --          11,837,592
   Operating income (loss)          2,719,225            778,780         (1,062,382)            (26,173)          2,409,450
   Interest expense                   436,442            156,671             90,000                  --             683,113
   Total assets                     9,896,930          5,051,879          1,978,642           1,628,000          18,555,451
   Capital expenditures               568,602                 --                 --                  --             568,602
   Depreciation and
      amortization                    176,426             12,889             38,007                  --             227,322

                                                                          Brand
                                Manufacturing        Franchising        Development          Corporate             Total
                                ===========================================================================================
2000
   Net revenues from external
      customers                   $41,062,557        $ 12,063,605         $ 8,237,055         $        --         $ 61,363,217
   Intersegment net sales           9,726,522             192,886               1,281                  --            9,920,689
   Operating income (loss)          4,000,281            (810,349)         (1,097,254)           (768,631)           1,324,047
   Interest expense                   627,076             153,512              90,000                  --              870,588
   Total assets                    12,522,080           4,490,950           5,548,397           1,282,000           23,843,427
   Capital expenditures             1,764,908              11,176                  --                  --            1,776,084
   Depreciation and
      amortization                    454,472              24,018              36,894                  --              515,384

Continued

                                                                          Brand
                                Manufacturing        Franchising        Development          Corporate             Total
                                ==============================================================================================
2001
   Net revenues from external
      customers                   $50,393,123        $ 11,162,406         $ 9,188,954         $        --         $ 70,744,483
   Intersegment net sales           9,631,014             228,424               2,246                  --            9,861,684
   Operating income (loss)          5,253,709          (1,718,492)         (5,471,630)             62,473           (1,873,940)
   Interest expense                   467,898             150,389              90,000                  --              708,287
   Total assets                    14,335,484           4,308,804           3,500,562           2,494,733           24,639,583
   Capital expenditures             1,435,575              49,369              42,075                  --            1,527,019
   Depreciation and
      amortization                    564,709              27,204              29,461                  --              621,374

Continued

17 - Valuation and Qualifying Accounts

      Valuation and qualifying accounts for the years ended December 31, 1999, 2000 and 2001 are as follows:

                                                         Charged to
                                    Balance at            Costs and           Other                 *                Balance at
                                Beginning of Period        Expenses          Accounts           Deductions          End of Period
                                ==================================================================================================
1999
   Allowance for bad debts         $     244,000        $    276,000        $       --         $   (186,000)        $     334,000
                                   =============        ============        ==========         ============         =============
   Reserve for doubtful notes
      receivable                   $      25,172        $     54,159        $       --         $     (4,331)        $      75,000
                                   =============        ============        ==========         ============         =============
   Reserve for sales returns
      and allowances               $     520,305        $    278,766        $       --         $   (731,647)        $      67,424
                                   =============        ============        ==========         ============         =============
   Allowance for related party
      receivable                   $          --        $         --        $       --         $         --         $          --
                                   =============        ============        ==========         ============         =============

                                                         Charged to
                                    Balance at            Costs and           Other                 *                Balance at
                                Beginning of Period        Expenses          Accounts           Deductions          End of Period
                                ==================================================================================================
2000
   Allowance for bad debts         $     334,000        $    542,594        $       --         $    (85,701)        $     790,893
                                   =============        ============        ==========         ============         =============
   Reserve for doubtful notes
        receivable                 $      75,000        $    131,014        $       --         $    (72,235)        $     133,779
                                   =============        ============        ==========         ============         =============
   Reserve for sales returns
        and allowances             $      67,424        $    599,618        $       --         $   (347,388)        $     319,654
                                   =============        ============        ==========         ============         =============
   Allowance for related party
        receivable                 $          --        $    453,845        $       --         $         --         $     453,845
                                   =============        ============        ==========         ============         =============

                                                         Charged to
                                    Balance at            Costs and           Other                 *                Balance at
                                Beginning of Period        Expenses          Accounts           Deductions          End of Period
                                ==================================================================================================
2001
   Allowance for bad debts         $     790,893        $    743,954        $       --         $   (111,312)        $   1,423,535
                                   =============        ============        ==========         ============         =============
   Reserve for doubtful notes
      receivable                   $     133,779        $    227,514        $       --         $    (60,757)        $     300,536
                                   =============        ============        ==========         ============         =============
   Reserve for sales returns
      and allowances               $     319,654        $    192,000        $       --         $   (241,000)        $     270,654
                                   =============        ============        ==========         ============         =============
   Allowance for related party
      receivable                   $     453,845        $    224,065        $       --         $         --         $     677,910
                                   =============        ============        ==========         ============         =============

----------
*     Reserved amounts written off.

Continued

18 - Concentrations

      a. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company places its cash with high credit quality institutions. At times, balances may be in excess of the FDIC insurance limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

      b. During 2001, the Company purchased approximately 30.6% of its raw materials from two vendors. However, management believes that the Company's reliance on these sources of supply is minimal as many alternative sources for the material purchased exist.

19 - Collective Bargaining Agreement

      On May 15, 2000, the Company renewed its collective bargaining agreement for a three-year term which expires on May 15, 2003. Approximately 73% of the Company's labor force is covered under this agreement.

20 - Other Income

      Other income consists of gains on litigation settlements. These totaled $1,295,630 in 2000 and $201,670 in 2001.

21 - Unaudited Quarterly Results of Operations

                                                       In Thousands Except for Per Share Data
                                             ----------------------------------------------------------
                                              March 31,       June 30,     September 30,   December 31,
                                                2000            2000           2000            2000
                                             ==========================================================
Quarter Ended
   Net revenue                                $ 15,249         $15,898        $15,903        $ 14,313
   Cost of revenue                              10,970          11,399         11,520           9,123
                                              --------         -------        -------        --------

   Gross profit                               $  4,279         $ 4,499        $ 4,383        $  5,190
                                              ========         =======        =======        ========

   Income applicable to common stock          $    750         $   327        $    17        $   (155)
                                              ========         =======        =======        ========
   Basic and diluted income (loss) per
     common share                             $    .19         $   .07        $    --        $   (.04)
                                              ========         =======        =======        ========

Continued

                                                       In Thousands Except for Per Share Data
                                             ----------------------------------------------------------
                                              March 31,       June 30,     September 30,   December 31,
                                                2001            2001           2001            2001
                                             ==========================================================
Quarter Ended
   Net revenue                                $ 16,577         $18,355        $20,123        $ 15,689
   Cost of revenue                              11,859          11,871         14,421          12,422
                                              --------         -------        -------        --------

   Gross profit                               $  4,718         $ 6,484        $ 5,702        $  3,267
                                              ========         =======        =======        ========

   Income applicable to common stock          $   (469)        $   289        $   115        $ (1,412)
                                              ========         =======        =======        ========
   Basic and diluted income (loss) per
     common share                             $   (.10)        $   .06        $   .03        $   (.32)
                                              ========         =======        =======        ========

Continued

Signatures

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Dated: March 27, 2002     EVERGOOD PRODUCTS CORPORATION


                              By:            /s/ Stephen R. Stern
                                  ---------------------------------------------
                                   Stephen R. Stern, Executive Vice President
                                  Assistant Secretary, Chief Operating Officer,
                                            Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

          Signature                               Title                              Date
===============================================================================================
        /s/ Mel Rich                President and Chief Executive
----------------------------          Officer                                    March 27, 2002
          Mel Rich

    /s/ Stephen R. Stern            Executive Vice President, Assistant          March 27, 2002
----------------------------          Security, Chief Operating Officer
      Stephen R. Stern                Chief Financial, Officer

     /s/ Charlotte Rich             Secretary                                    March 27, 2002
----------------------------
       Charlotte Rich

                                  Exhibit Index

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

            10.3 Amended Employment Agreement between Evergood Corporation and Charlotte Rich dated May 25, 2000. (Incorporated by reference to Exhibit 10.10 to Registrant's Report on Form 10-Q for the quarter ended June 30, 2000)

            10.4 Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.4 to Registrant's Form 10)

            10.5 Agreement with Livingston Healthcare Services, Inc., as amended. (Incorporated by reference to Exhibit 10.5 to Registrant's Form 10)

            10.6 Credit Agreement with CIT Group/Credit Finance, Inc. (Incorporated by reference to Exhibit 10.6 to Registrant's Form 10)

            10.7 Voting Trust Agreement dated as of September 30, 1996 among Evergood Corporation, Stephen R. Stern and Mel Rich. (Incorporated by reference to Exhibit 10.7 to Registrant's Form 10)

            10.8 Stock Exchange Agreement dated as of March 1, 2000. (Incorporated by reference to Exhibit 10.8 to Registrant's Form 10)

            10.9  Form of Franchise Agreement. (Incorporated by reference to
                  Exhibit 10.9 to Registrant's Form 10)