Form 10-Q
period 2002-03-31
EVERGOOD PRODUCTS CORP
filed 2002-05-15
CIK 714162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002

                                       OR


            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the transition period of               to
                                         ____________      ____________

                        Commission file number: 000-10981
                                                ---------

                          EVERGOOD PRODUCTS CORPORATION


          Delaware                                              13-2640515
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

175 Lauman Lane, Hicksville, NY                                   11801
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)


Registrant's telephone number, including area code   (516)  822-1230
                                                     ---------------

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                           Yes    X         No    ( )


As of May 8, 2002, the registrant had 4,475,957 shares outstanding of its Common
--------------------------------------------------------------------------------
Stock, $.01 par value.
----------------------

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES

Index

                                                                            Page


Part I.  Financial Information

 Item 1. Unaudited Consolidated Financial Statements

           Balance Sheets
            December 31, 2001 and March 31, 2002                             3-4

           Statements of Operations
            For the Three Months Ended March 31, 2001 and 2002                 5

           Statements of Cash Flows
            For the Three Months Ended March 31, 2001 and 2002               6-7

           Notes to Consolidated Financial Statements                       8-13

 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        13-19

 Item 3. Quantitative and Qualitative Disclosures About Market Risk           19


Part II. Other Information

 Item 1. Legal Proceedings                                                 20-22

 Item 6. Exhibits and Reports on Form 8-K                                     23


Signatures                                                                    25

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

                                                         December 31,            March 31,
                                                            2001                   2002
                                                         ---------------------------------
Assets
  Current Assets
   Cash                                                  $   358,606           $   489,973
   Accounts receivable - less allowance for doubtful
    accounts of $1,423,535 and $1,462,295 for
    2001 and 2002, respectively                            6,033,125             8,443,024
   Accounts receivable - related party - less allowance
    for doubtful accounts of $677,910 and $730,480
    for 2001 and 2002, respectively                               -                      -
   Current maturities of notes receivable - net               35,304                55,595
   Inventory                                               9,543,451            11,222,398
   Deferred tax asset                                      1,937,000             1,877,000
   Deferred franchising costs                                 20,500                12,000
   Prepaid income taxes                                      326,455               317,680
   Prepaid expenses                                        2,346,260             1,314,776
                                                         -----------           -----------
                                                          20,600,701            23,732,446
                                                         -----------           -----------
  Fixed Assets - net                                       3,383,371             3,769,482
                                                         -----------           -----------
  Other Assets
   Notes receivable - net of current maturities               36,764                45,743
   Deferred tax asset                                        334,000               314,000
   Intangible assets - net                                   269,331               109,481
   Other assets                                               15,416                15,416
                                                         -----------           -----------
                                                             655,511               484,640
                                                         -----------           -----------
                                                         $24,639,583           $27,986,568
                                                         ===========           ===========

See notes to consolidated financial statements

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

                                                         December 31,            March 31,
                                                            2001                   2002
                                                         ---------------------------------

Liabilities and Stockholders' Equity
  Current Liabilities
   Accounts payable                                      $12,818,743           $16,486,598
   Accrued expenses                                        1,739,087             1,596,110
   Unearned franchise fees                                   132,500               112,500
   Current maturities of long-term debt                      240,000               240,000
                                                         -----------           -----------
                                                          14,930,330            18,435,208
                                                         -----------           -----------
  Other Liabilities
   Loan payable                                            6,689,526             6,552,672
   Long-term debt - net of current maturities              1,015,500               955,500
                                                         -----------           -----------
                                                           7,705,026             7,508,172
                                                         -----------           -----------
  Commitments and Contingencies

  Stockholders' Equity
   Common stock - par value $.01 - authorized
    10,000,000 shares; issued 4,475,957
    outstanding for each year                                 45,462                45,462
   Additional paid-in capital                              7,855,052             7,855,052
   Accumulated (deficit)                                  (5,592,253)           (5,553,292)
                                                         -----------           -----------
                                                           2,308,261             2,347,222
   Less:  Treasury stock - 70,189 shares at cost             304,034               304,034
                                                         -----------           -----------
                                                           2,004,227             2,043,188
                                                         -----------           -----------
                                                         $24,639,583           $27,986,568
                                                         ===========           ===========

See notes to consolidated financial statements

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)



                                                           For the Three Months Ended
                                                                   March 31,
                                                           --------------------------

                                                            2001                  2002
                                                         ---------------------------------

Net Revenue                                              $16,577,742           $19,565,928
Cost of Revenue                                           11,859,220            13,845,059
                                                         -----------           -----------
                                                           4,718,522             5,720,869

Selling, General and Administrative Expenses               5,233,864             5,311,475
                                                         -----------           -----------
Income (Loss) Before Other Expense                          (515,342)              409,394

Other Expense - interest                                     216,183               122,689
                                                         -----------           -----------
Income (Loss) Before Provision (Benefit) for
 Income Taxes                                               (731,525)              286,705
                                                         -----------           -----------
Provision (Benefit) for Income Taxes
 Current                                                       3,000                44,000
 Deferred                                                   (266,000)               83,000
                                                         -----------           -----------
                                                            (263,000)              127,000
                                                         -----------           -----------
Income (Loss) Before Cumulative Effect of a
 Change in Accounting Principle                             (468,525)              159,705

Cumulative Effect on Prior Years of Accounting
 Change - less applicable income taxes of $37,000                  -              (120,744)
                                                         -----------           -----------

Net Income (Loss)                                        $  (468,525)          $    38,961
                                                         ===========           ===========

Basic and Diluted Net Income (Loss) Per Share
 Income (loss) before cumulative effect change in
  accounting principles                                         (.10)                  .04
 Cumulative effect change in accounting principle                  -                  (.03)
                                                         -----------           -----------
                                                         $      (.10)          $       .01
                                                         ===========           ===========

Weighted Average Shares Outstanding                        4,475,957             4,475,957
                                                         ===========           ===========

See notes to consolidated financial statements

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)                                           Page 1 of 2




                                                           For the Three Months Ended
                                                                   March 31,
                                                           --------------------------

                                                            2001                  2002
                                                         ---------------------------------
Cash Flows from Operating Activities
 Net income (loss)                                       $  (468,525)          $    38,961
                                                         -----------           -----------
 Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
   Depreciation and amortization                             168,360               341,521
   Provision (benefit) for deferred taxes                   (266,000)               80,000
   Increase (decrease) in allowance for doubtful
    accounts and notes receivable                            213,821               (35,934)
   Write-off of accounts receivable and notes receivable      15,802                18,196
   Decrease in inventory obsolescence write downs                  -               (13,000)
   Loss on disposal of fixed assets                           53,231                     -
   (Increase) decrease in:
    Accounts receivable                                    1,049,818            (2,466,852)
    Inventory                                                801,794            (1,665,947)
    Deferred franchising costs                                30,400                 8,500
    Prepaid taxes                                                  -                 8,775
    Prepaid expenses                                         274,137             1,031,484
    Notes receivable                                          10,964                45,421
    Other assets                                                 435                     -
   Increase (decrease) in:
    Accounts payable                                         797,156             3,667,855
    Accrued expenses and sundry liabilities                 (765,954)             (142,977)
    Unearned franchise fees                                  (30,000)              (20,000)
    Income taxes payable                                    (101,887)                    -
                                                         -----------           -----------
                                                           2,252,077               857,042
                                                         -----------           -----------
                                                           1,783,552               896,003
                                                         -----------           -----------
Cash Flows from Investing Activities
 Purchase of fixed assets                                   (269,540)             (567,782)
                                                         -----------           -----------

See notes to consolidated financial statements

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)                                           Page 2 of 2



                                                           For the Three Months Ended
                                                                   March 31,
                                                           --------------------------

                                                            2001                  2002
                                                         ---------------------------------
Cash Flows from Financing Activities
 (Decrease) in loan payable                              $(1,144,636)          $  (136,854)
 Payments of notes payable                                   (60,000)              (60,000)
 Payments of officers' loans                                (129,532)                    -
                                                         -----------           -----------
                                                          (1,334,168)             (196,854)
                                                         -----------           -----------
Increase in Cash                                             179,844               131,367

Cash - beginning                                             236,037               358,606
                                                         -----------           -----------
Cash - end                                               $   415,881           $   489,973
                                                         ===========           ===========

See notes to consolidated financial statements

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002                                        (Unaudited)


1 -  Unaudited Interim Statements

     The accompanying unaudited consolidated financial statements of Evergood Products Corporation and Subsidiaries ("Evergood" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2001.


2 -  Earnings Per Share

     The accompanying financial statements include earnings per share calculated as required by Financial Accounting Standard No. 128 Earnings Per Share. Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share would include the effects of any securities convertible into common stock to the extent such conversion would be dilutive.


3 -  Inventory

     Inventory is comprised of the following:

                                              December 31,      March 31,
                                                 2001             2002
                                              ---------------------------

              Raw Materials                   $4,003,462      $ 5,331,991
              Work-in-Process                  1,792,359        2,778,869
              Finished Goods                   3,747,630        3,111,538
                                              ----------      -----------
                                              $9,543,451      $11,222,398
                                              ==========      ===========

Continued

4 -  Goodwill

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As required by the standard, the Company discontinued amortizing previously recorded goodwill. The standard also requires that previously recorded goodwill be evaluated for impairment at the date of adoption. Pursuant to this evaluation, the Company determined that the full amount of the goodwill recorded in its franchising segment, totaling $157,744, was impaired. This amount has been written off and is presented as a cumulative effect of a change in accounting principle, net of the tax effect of $37,000.

     If SFAS 142 had been effective during the three months ended March 31, 2001, the pro forma effect of applying its provisions would have been as follows:


        Reported net (loss)                                   $(468,525)
        Addback:  Goodwill amortization - net of tax effect       5,054
                                                              ---------
        Adjusted Net (Loss)                                   $(463,471)
                                                              =========

        Basic and diluted loss per share:
         Reported net (loss)                                  $    (.10)
         Goodwill amortization                                        -
                                                              ---------
        Adjusted Net (Loss)                                   $    (.10)
                                                              =========

5 - Segment Disclosure

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

Continued

     Segment information for the three months ended March 31, 2001 and 2002 was as follows:

                                                             Brand
                         Manufacturing     Franchising    Development      Corporate         Total
                         ----------------------------------------------------------------------------

Three Months Ended
 March 31, 2001
  Net revenues from
   external customers     $ 11,616,183    $  2,949,900     $2,011,659      $        -     $16,577,742
  Intersegment net sales     2,395,583          55,260              -               -       2,450,843
  Operating income (loss)    1,114,011        (559,251)    (1,048,334)        (21,768)       (515,342)
  Total assets              12,739,225       4,523,811      3,139,012       1,538,000      21,940,048


Three Months Ended
 March 31, 2002
  Net revenues from
   external customers     $ 14,221,700    $  2,647,558     $2,696,670      $        -     $19,565,928
  Intersegment net sales     1,672,857          70,955            951               -       1,744,763
  Operating income (loss)    1,297,926        (113,902)      (758,638)        (15,992)        409,394
  Total assets              18,539,909       3,677,011      3,345,690       2,423,958      27,986,568

     Revenue from the franchising segment is comprised of the following:

                                                   March 31,
                                            -------------------------
                                               2001           2002
                                            -------------------------

           Sale of Products                 $2,517,807     $2,225,252
           Royalties                           432,093        387,306
           Sale of Franchises                        -         35,000
                                            ----------     ----------
                                            $2,949,900     $2,647,558
                                            ==========     ==========

     Product sales include $46,010 and $43,537 of sales for the three months ended March 31, 2001 and 2002, respectively, from a Company-owned franchise store, which was acquired in 2000.

6 -  Litigation

     During the first quarter of the fiscal year 2002, Evergood was engaged in more than 36 different active litigations - each currently are at different stages of discovery. The numerous litigations involved various claims and in large measure were defended by the Company's outside general counsel, namely, the firm of Hoffinger Stern & Ross, LLP, or other law firms supervised by the Hoffinger firm as well as a variety of law firms appointed by numerous insurance companies with whom the Hoffinger firm acts as co-counsel. The following is a brief synopsis of the current status of the various litigation proceedings.


Continued

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

     In April 2000, Great Earth International Franchising Corp. filed a lawsuit in the United States District Court for the Southern District of New York against Great Earth Vitamins/Mid-Atlantic, Inc., a franchisee, and the principals of Mid-Atlantic, John Corumbis, Abraham Zaiderman and T. Brian Haigley. The complaint seeks declaratory judgement, damages for breach of contract, an accounting and injunctive relief. The complaint does not state the amount of damages being sought. An answer has not been interposed. The parties have been engaged in settlement negotiations. Based upon the tone and tenor of the conversations, management believes the outcome of these matters will not have a materially adverse effect on the Company.

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

     Likewise, in January 2001, GEIFC commenced a separate lawsuit in the United States District Court for the Southern District of New York against Milks Development, Inc., RHG Holdings Co., Edward Ricciardi and and Ted Odd, the sub-franchisees of 1039405 Ontario. The identical causes pled in the lawsuit against 1039405 Ontario are pled in this lawsuit against Milks Development, Inc., RHG Holdings Co., Edward Ricciardi and Ted Odd, along

Continued
     with a similar counterclaim. Each of the claims in the main action and the counterclaim seek damages similar to those sought in the lawsuit described above. This lawsuit has not yet reached the discovery stage. It is impossible to currently predict the outcome of this litigation; however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of this action should not have a materially adverse effect on Evergood's consolidated financial statements. It should be noted that the discovery engaged in this matter has been as extensive and pervasive as the matter described in the immediately preceding paragraph.

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

     During 2001 and the first quarter of the fiscal year 2002, 20 lawsuits were initiated in various forms in Federal and State courts by numerous plaintiffs in jurisdictions including the States of Alabama, Nevada, California, New York, and Washington seeking damages in connection with their use or ingestion of a product manufactured by Evergood for Cytodyne Technologies, Inc. These lawsuits are in various discovery stages in each

Continued
     of the jurisdictions. Discovery in these numerous matters vary from production of documents to attendance at numerous examinations before trial and the filing of various substantiative motions, including but not limited to motions for summary judgment. Although, certain causes of action under these lawsuits are not covered under Evergoods's insurance policies, management believes that any potential liability in excess of that which is covered by insurance will not have a material financial impact on Evergood.

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

     In the first quarter of 2002, three separate actions were commenced against Evergood in the Superior Court of the State of California, County of Los Angeles regarding the product KAVA. It is anticipated that these actions may be certified as a class action. The suits are first commencing and no responsive pleadings have yet been filed. It is impossible to currently predict the outcome of these actions, however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of these actions should not have a materially adverse effect on Evergood's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this report are forward-looking statements.
     Such forward-looking statements are based on the current beliefs of management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Such factors include, among others, the following: the Company's history of losses; the need to obtain additional financing and the ability to obtain such financing; outstanding indebtedness; the ability to hire and retain

Continued
     key personnel; relationships with and dependence on third-party equipment manufacturers and suppliers; uncertainties relating to business and economic conditions in markets in which the Company operates; uncertainties relating to government and regulatory policies and other political risks; uncertainties relating to customer plans and commitments; cost of and availability of component materials and inventories; effect of governmental export and import policies; the highly competitive environment in which the Company operates; potential entry of new capitalized competitors into the Company's markets; and the uncertainty regarding the Company's continued ability, through sales growth, to absorb increasing costs incurred and expected to be incurred in connection with its business activities. The words believe, expect, anticipate, intend and plan and similar expressions identify forward- looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.


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


     Critical Accounting Policies

     The preparation of consolidated financial statements under generally accepted accounting principles requires that the Company make certain estimates and judgments that affect reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in its financial statements. The Company's actual results could differ from these estimates under different assumptions and conditions.

     The Company believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

       --       Revenue Recognition and
       --       Inventories.

     Revenue Recognition

     The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, the product has been shipped, and title and risk of loss have passed to the customer. The Company recognizes royalty revenue on retail sales by franchisees at the time sales are made. The Company recognizes revenue from franchise sales when the Company has fulfilled its obligation to assist the franchisee in opening the retail store.

Continued

     The timing of product shipments and receipts can have a significant impact on the amount of revenue recognized in a period. Also, some of the Company's products are sold through distributors. Revenue could be adversely affected if distributor inventories increased to an excessive level. If this were to happen, the Company could experience reduced purchases in subsequent periods, or product return from the distribution channel due to overstocking, low end- user demand, or expiration.

     The Company records allowances for product returns. These allowances are recorded as reduction of revenue. These allowances require the Company to make significant judgments and estimates, which could require adjustments in the future. Such adjustments could have a material effect on Evergood's reported revenues. Historically, the Company's returns have averaged less than 1% of sales.

     The Company does not recognize revenues unless collectibility is reasonably assured. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of the Company's customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.


     Inventories

     The Company values inventories at cost or, if lower, fair value. The Company determines cost using the first-in, first-out method. The Company analyzes its inventory levels quarterly and write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements. Inventory with a life in excess of its shelf life is disposed of and the related costs are written off. If actual market conditions are less favorable than those projected by management, additional inventory write downs may be required.


     Results of Operations

     Three months ended March 31, 2001 compared with three months ended March 31, 2002.

     Revenue
     -------

     Consolidated revenue for the three months ended March 31, 2001 and 2002 were as follows:

                                                 March 31,
                            -------------------------------------------------
                                       2001                    2002
                            -----------------------     ---------------------
                               Amount       Percent     Amount        Percent
                            -------------------------------------------------
   Segment:
    Manufacturing           $11,616,000      70.0%     $14,222,000      72.7%
    Franchising               2,950,000      17.8        2,647,000      13.5
    Brand Development         2,012,000      12.2        2,697,000      13.8
                            -----------     -----      -----------     -----
   Consolidated             $16,578,000     100.0%     $19,566,000     100.0%
                            ===========     =====      ===========     =====

     Consolidated revenue for the three months ended March 31, 2002 rose by approximately $2,988,000, an increase of 18.0% over the three months ended March 31, 2001.

     Revenue from product sales by all segments increased by approximately $2,998,000 or 18.6% from $16,146,000 in 2001 to $19,144,000 in 2002.
     Company-wide sales to the franchise system decreased $293,000 or 11.6% from $2,518,000 in 2001 to $2,225,000 in 2002. Company-wide sales to unaffiliated customers increased by approximately $3,291,000 or 24.1% from $13,628,000 in 2001 to $16,919,000 in 2002. Consolidated revenue also includes royalties and franchise fees earned by the franchising segment. Royalties decreased by approximately $45,000 from $432,000 in 2001 to $387,000 in 2002. Franchise fee revenue increased by approximately $35,000 from $-0- in 2001 to $35,000 in 2002.

     Manufacturing segment sales increased approximately $2,606,000, reflecting additional sales to two of the Company's largest customers. There were no significant changes in selling prices during this period. Selling prices are based on the cost of manufacture, plus a margin which varies based on the brand and, in some cases, the particular product.

     The decrease in franchising segment revenue of approximately $303,000 primarily reflects a decrease in sale of products to franchisees, and a decrease in royalty fee revenue. The decline in sales was primarily due to increased competition from national vitamin chains, vitamin discounters and internet sales. The decrease in royalty fee revenue was due to lower sales to franchisees.

     Brand development sales increased by approximately $685,000 primarily as a result of the introduction of new products. Advertising for this segment was approximately $1,583,000 in 2002 compared with $1,774,000 in 2001, a decrease of $191,000 or 10.7%.


     Operating Income (Loss)
     ----------------------

     Operating income (loss) for the three months ended March 31, 2001 and 2002 is comprised as follows:

Continued

                                                 March 31,
                            -------------------------------------------------
                                       2001                    2002
                            -----------------------     ---------------------
                                           Percent                    Percent
                                             of                         of
                                           Segment                    Segment
                               Amount      Revenue        Amount      Revenue
                            -------------------------------------------------
     Segment:
      Manufacturing         $1,114,000        9.6%     $1,298,000       9.1%
      Franchising             (559,000)     (19.0)       (114,000)     (4.3)
      Brand Development     (1,048,000)     (52.1)       (759,000)    (28.1)
      Corporate                (22,000)         -         (16,000)        -
                            ----------                 ----------
     Consolidated           $ (515,000)      (3.1)%    $  409,000       2.1%
                            ==========                 ==========

     Consolidated operating income for the three months ended March 31, 2002 increased by approximately $924,000 compared to the three months ended March 31, 2001. The increase in gross margin of approximately $1,002,000 resulted from a combination of higher sales and improved margins overall. This increase was offset by increases in selling, general and administrative expenses, primarily salaries, professional fees and depreciation.

     Manufacturing segment operating income increased by approximately $184,000 in the three months ended March 31, 2002. Manufacturing gross profit increased approximately $476,000, offset by increases in manufacturing segment selling, general and administrative expenses of approximately $292,000. The increase in gross profit was caused primarily by increases in sales and decreases in raw material costs. The $292,000 increase in manufacturing segment selling, general and administrative expenses reflects increases in salaries, insurance and professional fees.

     Franchising segment operating loss decreased by approximately $445,000 for the three months ended March 31, 2002 compared with the three months ended March 31, 2001. The change is primarily due to lower sales and higher margins of approximately $50,000 and decreases in selling, general and administrative expenses of approximately $395,000, primarily warehouse charges, advertising and bad debt.

     Brand development operating loss decreased by approximately $289,000 for the three months ended March 31, 2002 from March 31, 2001. This resulted primarily because increased revenue and higher gross profit of approximately $479,000 and increase in selling, general and administrative expenses of approximately $190,000 due mostly to increases in salaries and professional fees.


     Net Income (Loss)
     ----------------

     Consolidated net income for the three months ended March 31, 2002 of approximately $39,000 was comprised of the operating income of $409,000,

Continued
     interest expense of $123,000, and a tax provision of $127,000. Also reflected in the 2002 period is a charge for the write-off of goodwill in connection with the adoption of SFAS 142. This is presented as the cumulative effect of a change in accounting principle, net of taxes, and totals of $121,000.

     For the three months ended March 31, 2001, the Company had a net loss of $469,000 comprised of an operating loss of $515,000, interest expense of $216,000, offset in part by a tax benefit of $263,000.


     Liquidity and Capital Resources
     -------------------------------

     The  Company's  balance sheet  reflects  working  capital of  approximately
     $5,297,000 at March 31, 2002 compared with approximately $5,670,000 at December 31, 2001, a decrease of $373,000. Increases to working capital were provided by net income of $39,000, adjusted for depreciation and amortization of $342,000. Decreases in working capital were primarily due to the utilization of current assets to purchase equipment in the amount of $568,000 and the reduction of long-term debt by approximately $197,000.

     Cash flows generated from operations for the three months ended March 31, 2002 were approximately $896,000. Cash was provided by net income of $39,000, adjusted for non-cash charges of approximately $421,000. The principal uses of cash were due to increases in accounts receivable of approximately $2,468,000 and increases in inventory of approximately $1,666,000. Decrease to prepaid expenses of $1,031,000 represents assets consumed in operations during the current period which did not require the use of cash. Operating cash flows were also impacted by increases to accounts payable of $3,668,000.

     Investing activities utilized $568,000 in cash for the purchase of fixed assets. Cash used for financing activities in the amount of approximately $197,000 was for the repayment of loans. The Company uses its loan facility, which is collateralized by its accounts receivable, inventories and fixed assets, together with working capital generated from operations, to fund its cash needs. At March 31, 2002, the Company had available approximately $1,800,000 under this facility.

     Management of the Company believes that internally generated funds and its available line of credit will be sufficient for its working capital needs and the servicing of its debt for at least the next 12 months.

     The following table presents the Company's debt and contractual commitments as of March 31, 2002:

                                       Within        Within       Within    After
                                          1            2-3         4 -5       5
                            Total        Year         Years        Years    Years
                         ----------------------------------------------------------

     Debt                $ 7,748,172    $240,000    $7,508,172   $       -   $      -
     Operating Leases      2,590,525     437,611     1,074,004      963,910   115,000
     Guarantees              470,919     139,296       278,592       53,031         -
                         -----------    --------    ----------   ----------  --------
                         $10,809,616    $816,907    $8,860,768   $1,016,941  $115,000
                         ===========    ========    ==========   ==========  ========

Continued

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

     Evergood had determined that it was advisable to have a presence in what it believes are two of the most prominent shopping malls in the New York City area, Roosevelt Field Mall and Walt Whitman Mall. Evergood further believed that these locations could serve as showcases for potential franchisees and as flagship stores for Evergood's franchise business. Nevertheless, Evergood did not then operate any company-owned stores and did not then want to assume the responsibility for operating the two locations.

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

     Notwithstanding the fact that Evergood provided the corporation with product, the corporation has been unable to generate a profit and, although the corporation has paid all of the obligations under the leases, it has not paid any amounts to Evergood in respect of product delivered to the corporation, nor in respect of the debt of the prior franchisee assumed in 1999. The total of all amounts due from the corporation to Evergood amounted to $730,480 at March 31, 2002.

     In fiscal year 2000, Evergood determined to fully reserve for the amounts then owed, but to continue to sell product to the stores. The effect of this action in the Consolidated Statement of Operations was a charge of $52,570 and $62,309 for the three months ended March 31, 2002 and 2001, respectively.

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


     Risks Related to Our Business

     Customer Concentration:

     Evergood is  dependent  upon sales to its largest  customer.  Sales to this

Continued
     customer for the three months ended March 31, 2002 represented 44% of Evergood's consolidated net revenue. Evergood has what it believes to be a very close and extremely positive continuing relationship with this customer. Net revenue from this customer during the first quarter of the fiscal year ending December 31, 2002, has continued to grow above the comparable period for the fiscal year ended December 31, 2001. It should be noted that if this customer for any reason substantially reduces its purchases, such event may have an adverse effect on the operations of the Company. The Company is not currently aware of any facts which may change the status of the business relationship between the two parties.

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

Continued

     The interest rate on the Company's borrowings is generally determined based upon prime rate and may be subject to market fluctuation as the prime rate changes as determined within each specific agreement. The Company does not anticipate entering into interest rate swaps or other financial instruments to hedge its borrowings. If market interest rates increase by 10% from levels at March 31, 2002 and the average outstanding debt remains at the 2002 level, the effect on the Company's net loss would be an increase of approximately $12,269. Although the Company sells products in foreign countries, it does so under dollar denominated letters of credit. Accordingly, it is not exposed to market risk related to foreign currency exchange rates.

     Inflation

     Inflation has not had a significant impact on the Company's operations.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     During the first quarter of the fiscal year 2002, Evergood was engaged in more than 36 different active litigations - each currently are at different stages of discovery. The numerous litigations involved various claims and in large measure were defended by the Company's outside general counsel, namely, the firm of Hoffinger Stern & Ross, LLP, or other law firms supervised by the Hoffinger firm as well as a variety of law firms appointed by numerous insurance companies with whom the Hoffinger firm acts as co-counsel. The following is a brief synopsis of the current status of the various litigation proceedings.

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

     In April 2000, Great Earth International Franchising Corp. filed a lawsuit in the United States District Court for the Southern District of New York against Great Earth Vitamins/Mid-Atlantic, Inc., a franchisee, and the principals of Mid-Atlantic, John Corumbis, Abraham Zaiderman and T. Brian Haigley. The complaint seeks declaratory judgement, damages for breach of

Continued
     contract, an accounting and injunctive relief. The complaint does not state the amount of damages being sought. An answer has not been interposed. The parties have been engaged in settlement negotiations. Based upon the tone and tenor of the conversations, management believes the outcome of these matters will not have a materially adverse effect on the Company.

     In December 2000 Great Earth International Franchising Corp. ("GEIFC") initiated a lawsuit in the United States District Court for the Eastern District of New York against 1039405 Ontario, Inc., a sub-franchisee, for breach of contract, trademark infringement, misappropriation of trademarks and tortious interference seeking a preliminary injunction and other damages in an amount to be determined. In the first quarter of 2001, 1039405 Ontario counter-claimed for breach of contract and tortious interference seeking damages of $10 million. Subsequently, GEIFC has amended its complaint seeking other damages for additional trademark infringement with damages sought in excess of $10 million. This matter has been the subject of very extensive discovery including, numerous document requests, numerous examinations before trial, various court requested conferences, as well as motion notice practice in connection with the discovery process. This matter is currently scheduled to go to trial in the third quarter of the year 2002. It is impossible to currently predict or ascertain the outcome of the litigation; however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of this action should not have a materially adverse effect on Evergood's consolidated financial statements

     Likewise, in January 2001, GEIFC commenced a separate lawsuit in the United States District Court for the Southern District of New York against Milks Development, Inc., RHG Holdings Co., Edward Ricciardi and and Ted Odd, the sub-franchisees of 1039405 Ontario. The identical causes pled in the lawsuit against 1039405 Ontario are pled in this lawsuit against Milks Development, Inc., RHG Holdings Co., Edward Ricciardi and Ted Odd, along with a similar counterclaim. Each of the claims in the main action and the counterclaim seek damages similar to those sought in the lawsuit described above. This lawsuit has not yet reached the discovery stage. It is impossible to currently predict the outcome of this litigation; however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of this action should not have a materially adverse effect on Evergood's consolidated financial statements. It should be noted that the discovery engaged in this matter has been as extensive and pervasive as the matter described in the immediately preceding paragraph.

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

     In the last quarter of 2001, Total Health Communications Inc. initiated a lawsuit in State Court in Utah in the Fifth Judicial District Court for Washington County, Utah seeking damages from Bodyonics, Ltd. and Total Health Holdings LLC, and others in connection with an alleged breach of contract by Evergood. The material allegations of the complaint have been denied by the Company who has filed motions seeking to dismiss the complaint, and in the alternative moving the case to the Eastern District, Federal Court of the State of New York. Evergood has various affirmative

Continued
     defenses and significant couterclaims it expects to interpose in this action at the appropriate time. Presently, this matter is pending in the Federal Court in Utah after various papers were filed with the Court to obtain the removal. This matter is not covered by insurance. Based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of the action should not have a materially adverse effect on Evergood's consolidated financial statements.

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

     During 2001 and the first quarter of the fiscal year 2002, 20 lawsuits were initiated in various forms in Federal and State courts by numerous plaintiffs in jurisdictions including the States of Alabama, Nevada, California, New York, and Washington seeking damages in connection with their use or ingestion of a product manufactured by Evergood for Cytodyne Technologies, Inc. These lawsuits are in various discovery stages in each of the jurisdictions. Discovery in these numerous matters vary from production of documents to attendance at numerous examinations before trial and the filing of various substantiative motions, including but not limited to motions for summary judgment. Although, certain causes of action under these lawsuits are not covered under Evergood's insurance policies, management believes that any potential liability in excess of that which is covered by insurance will not have a material financial impact on Evergood.

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

     In the first quarter of 2002, three separate actions were commenced against Evergood in the Superior Court of the State of California, County of Los Angeles regarding the product KAVA. It is anticipated that these actions may be certified as a class action. The suits are first commencing and no responsive pleadings have yet been filed. It is impossible to currently predict the outcome of these actions, however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of these actions should not have a


Continued
     materially adverse effect on Evergood's consolidated financial statements.


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



     Date:   May 14,2002                EVERGOOD PRODUCTS CORPORATION

                                        By: /s/ Stephen R. Stern
                                        ---------------------------------
                                        Chief Financial Officer and
                                        Principal Accounting Officer