Form 10-Q
period 2002-06-30
EVERGOOD PRODUCTS CORP
filed 2002-08-14
CIK 714162

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002

                                       OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period of _________ to ___________


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

As of August 12, 2002, the registrant had 4,475,957 shares outstanding of its Common Stock, $.01 par value.

================================================================================

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES

Index
================================================================================

                                                                            Page


Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

         Balance Sheets
          December 31, 2001 and June 30, 2002                                3-4

         Statements of Operations
          For the Three and Six Months Ended June 30, 2001 and 2002            5

         Statements of Cash Flows
          For the Six Months Ended June 30, 2001 and 2002                    6-7

         Notes to Consolidated Financial Statements                         8-14

Item 2. Management's  Discussion and Analysis of Financial Condition
         and Results of Operations                                         14-23

Item 3. Quantitative and Qualitative Disclosures About Market Risk            23


Part II. Other Information

Item 1. Legal Proceedings                                                  24-27

Item 6.  Exhibits and Reports on Form 8-K                                     27

Signatures                                                                    28

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
================================================================================

                                                                    December 31,            June 30,
                                                                       2001                   2002
                                                                    ------------            --------
Assets
  Current Assets
      Cash                                                          $    358,606           $   783,141
      Accounts receivable - less allowance for doubtful
          accounts of $1,423,535 and $1,417,989 for 2001
          and 2002, respectively                                       6,033,125             8,266,270
      Accounts receivable - related party - less allowance
          for doubtful accounts of $677,910 and $783,647
          for 2001 and 2002, respectively                                   -                     -
      Current maturities of notes receivable - net                        35,304                51,742
      Inventory                                                        9,543,451            12,569,080
      Deferred tax asset                                               1,937,000             2,019,000
      Deferred franchising costs                                          20,500                12,000
      Prepaid income taxes                                               326,455               123,958
      Prepaid expenses                                                 2,346,260             1,577,770
                                                                     -----------           -----------
                                                                      20,600,701            25,402,961
                                                                     -----------           -----------
Fixed Assets - net                                                     3,383,371             3,584,973
                                                                     -----------           -----------

  Other Assets
     Notes receivable - net of current maturities                         36,764                36,112
     Deferred tax asset                                                  334,000               270,000
     Intangible assets - net                                             269,331               111,587
     Other assets                                                         15,416                15,416
                                                                     -----------           -----------
                                                                         655,511               433,115
                                                                     -----------           -----------
                                                                     $24,639,583           $29,421,049
                                                                     ===========           ===========

See notes to consolidated financial statements

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
================================================================================

                                                  December 31,                 June 30,
                                                     2001                        2002
                                                  -------------------------------------
Liabilities and Stockholders' Equity
  Current Liabilities
   Accounts payable                                $12,818,743                $17,724,650
   Accrued expenses                                  1,739,087                  2,015,082
   Unearned franchise fees                             132,500                    117,500
   Current maturities of long-term debt                240,000                    240,000
                                                   -----------                -----------
                                                    14,930,330                 20,097,232
                                                   -----------                -----------
  Other Liabilities
   Loan payable                                      6,689,526                  5,656,926
   Long-term debt - net of current maturities        1,015,500                    895,500
                                                   -----------                -----------
                                                     7,705,026                  6,552,426
                                                   -----------                -----------
  Commitments and Contingencies

  Stockholders' Equity
   Common stock                                         45,462                     45,462
   Additional paid-in capital                        7,855,052                  7,855,052
   Accumulated (deficit)                            (5,592,253)                (4,825,089)
                                                   -----------                -----------
                                                     2,308,261                  3,075,425
   Less:  Treasury stock                               304,034                    304,034
                                                   -----------                -----------
                                                     2,004,227                  2,771,391
                                                   -----------                -----------
                                                   $24,639,583                $29,421,049
                                                   ===========                ===========

See notes to consolidated financial statements

                                       4

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
================================================================================

                                     For the Three Months Ended  For the Six Months Ended
                                             June 30,                   June 30,
                                     --------------------------  ------------------------
                                        2001         2002           2001        2002
                                     ----------------------------------------------------
Net Revenue                         $18,355,411   $28,265,691   $34,933,153   $47,831,619
Cost of Revenue                      11,871,090    21,674,378    23,730,310    35,519,437
                                    -----------   -----------   -----------   -----------
                                      6,484,321     6,591,313    11,202,843    12,312,182
Selling, General and
 Administrative Expenses              5,917,401     5,411,126    11,151,265    10,722,601
                                    -----------   -----------   -----------   -----------
Income Before Other Expense             566,920     1,180,187        51,578     1,589,581
Other Expense - Interest                152,970       122,984       369,153       245,673
                                    -----------   -----------   -----------   -----------
Income (Loss) Before Provision
 (Benefit) for Income Taxes             413,950     1,057,203      (317,575)    1,343,908
                                    -----------   -----------   -----------   -----------
Provision (Benefit) for Income
 Taxes
 Current                                140,000       165,000       143,000       209,000
 Deferred                               (15,000)      164,000      (281,000)      247,000
                                    -----------   -----------   -----------   -----------
                                        125,000       329,000      (138,000)      456,000
                                    -----------   -----------   -----------   -----------
Income (Loss) Before Cumulative
 Effect of a Change in Accounting
  Principle                             288,950       728,203      (179,575)      887,908
Cumulative Effect on Prior Years
 of Accounting Change - less
 applicable income taxes of $37,000           -             -             -      (120,744)
                                    -----------   -----------   -----------   -----------
Net Income (Loss)                   $   288,950   $   728,203   $  (179,575)  $   767,164
                                    ===========   ===========   ===========   ===========

Basic and Diluted Net Income
 (Loss) Per Share
   Income (loss) before cumulative
     effect change in accounting
     principles                     $        .06  $       .16   $      (.04)  $       .20
   Cumulative effect change in
    accounting principle                       -            -             -          (.03)
                                    -----------   -----------   -----------   -----------

                                   $        .06   $       .16   $      (.04)  $       .17
                                   ============   ===========   ===========   ===========
Weighted Shares Used in
 Computation                          4,475,957     4,475,957     4,475,957     4,475,957
                                   ============   ===========   ===========   ===========

See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)                                                          Page 1 of 2
================================================================================

                                                                     For the Six Months Ended
                                                                              June 30,
                                                                    --------------------------
                                                                         2001           2002
                                                                    --------------------------
Cash Flows from Operating Activities
 Net income (loss)                                                   $  (179,575)    $   767,164
                                                                     -----------     -----------
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                                         327,717         522,190
   (Benefit) for deferred taxes                                         (281,000)        (18,000)
   Increase in allowance for doubtful accounts and notes
    receivable                                                           412,812          29,534
   Write-off of accounts receivable and notes receivable                 121,419          29,043
   Prepaid taxes                                                               -         202,497
   Loss on disposal of fixed assets                                       53,231               -
   Increase in inventory obsolescence write-downs                              -          55,000
   (Increase) decrease in:
    Accounts receivable                                                  690,827      (2,256,639)
    Inventory                                                         (2,550,606)     (3,080,629)
    Deferred franchising costs                                            35,400           8,500
    Prepaid expenses                                                     (73,491)        768,489
    Notes receivable                                                      34,857         (50,868)
    Other assets                                                          (3,638)              -
   Increase (decrease) in:
    Accounts payable                                                   4,440,029       4,905,907
    Accrued expenses and sundry liabilities                             (570,706)        275,995
    Unearned franchise fees                                              (40,000)        (15,000)
    Income taxes payable                                                (101,887)              -
                                                                     -----------     -----------
                                                                       2,494,964       1,376,019
                                                                     -----------     -----------
                                                                       2,315,389       2,143,183
                                                                     -----------     -----------
Cash Flows from Investing Activities
 Purchase of fixed assets                                               (708,371)       (566,048)
                                                                     -----------     -----------
Cash Flows from Financing Activities
 (Decrease) in loan payable                                           (1,224,073)     (1,032,600)
 Payments of notes payable                                              (120,000)       (120,000)
 Payments of officers' loans                                            (142,009)              -
                                                                     -----------     -----------
                                                                      (1,486,082)     (1,152,600)
                                                                     -----------     -----------

See notes to consolidated financial statements.




EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)                                                          Page 2 of 2
================================================================================

                                                                      For the Six Months Ended
                                                                              June 30,
                                                                      -------------------------
                                                                           2001         2002
                                                                      -------------------------


Increase in Cash                                                       $ 120,936       $ 424,535

Cash - beginning                                                         236,037         358,606
                                                                     -----------     -----------
Cash - end                                                             $ 356,973       $ 783,141
                                                                     ===========     ===========

See notes to consolidated financial statements.

EVERGOOD PRODUCTS CORPORATION
 AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002                                                        (Unaudited)
================================================================================




1    - Unaudited Interim Statements

     The accompanying unaudited consolidated financial statements of Evergood Products Corporation and Subsidiaries ("Evergood" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments unless otherwise disclosed) necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2001.


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


3    - Inventory

      Inventory is comprised of the following:

                                                   December 31,        June 30,
                                                       2001              2002
                                                   -----------------------------
          Raw Materials                            $ 4,003,462       $ 6,186,765
          Work-in-Process                            1,792,359         2,035,896
          Finished Goods                             3,747,630         4,346,419
                                                   -----------       -----------
                                                   $ 9,543,451       $12,569,080
                                                   ===========       ===========

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

     If SFAS 142 had been effective during the three and six months ended June 30, 2001, the pro forma effect of applying its provisions would have been as follows:

                                                  For the         For the
                                            Three Months Ended Six Months Ended
                                               June 30, 2001    June 30, 2001
                                            ------------------ ----------------
                Reported net income (loss)         $288,950      $(179,575)
                Addback:  Goodwill amortization -
                 net of tax effect                    6,228         12,457
                                                   --------      ---------
                Adjusted Net Income (Loss)         $295,178      $(167,118)
                                                   ========      =========


                Basic and diluted income (loss)
                 per share:
                  Reported net income (loss)       $    .06      $    (.04)
                  Goodwill amortization                 .01              -
                                                   --------      ---------
                Adjusted Net Income (Loss)         $    .07      $    (.04)
                                                   ========      =========


5    - Segment Disclosure

     The Company produces and sells vitamins and mineral products and other nutritional supplements. The Company sells its products under its customers' private labels, under a brand developed by one of its subsidiaries and, pursuant to a license and supply agreement, through the Great Earth franchise system under the Great Earth label.

     The Company has three reportable segments determined primarily by the nature of the revenue producing activity and the market to which it is directed: manufacturing, franchising and brand development. The manufacturing segment obtains revenues from the manufacture and sale of vitamins and nutritional supplements to wholesalers who, in turn, distribute these products under their own private labels. This segment also manufactures products for the Company's Great Earth (franchising) and Bodyonics (brand development) segments. The franchising segment obtains

Continued
     revenues from the franchising of Great Earth vitamin stores, the collection of royalties and the sale of Great Earth brand vitamins and nutritional supplements to Great Earth franchisees. The brand development segment obtains revenues from the wholesale and retail sale of vitamins and nutritional supplements under its own nationally advertised brand name.

     Segment information for the three and six months ended June 30, 2001 and 2002 was as follows:

                                                         Brand
                           Manufacturing Franchising  Development     Corporate     Total
                           ------------------------------------------------------------------
Three Months Ended
 June 30, 2001
  Net revenue from
   external customers      $12,614,429   $ 2,960,974   $ 2,780,008   $         -   $18,355,411
  Intersegment net sales     3,285,152        57,979             -             -     3,343,131
  Operating income (loss)    2,413,943      (344,349)   (1,482,214)      (20,460)      566,920
  Total assets              15,606,970     4,387,424     4,371,812     1,539,000    25,905,206


 Three Months Ended
 June 30, 2002
  Net revenue from
   external customers      $22,782,326   $ 2,499,695   $ 2,983,670   $         -   $28,265,691
  Intersegment net sales     2,064,271        75,727          (100)            -     2,139,898
  Operating income (loss)    2,229,839      (441,574)     (562,480)      (45,598)    1,180,187
  Total assets              19,218,909     3,565,328     4,563,854     2,072,958    29,421,049


Six Months Ended
 June 30, 2001
 Net revenue from
  external customers      $24,230,612    $ 5,910,874   $ 4,791,667   $         -   $34,933,153
 Intersegment net sales     5,680,735        113,239             -             -     5,793,974
 Operating income (loss)    3,527,954       (903,600)   (2,530,548)      (42,228)       51,578
 Total assets              15,606,970      4,387,424     4,371,812     1,539,000    25,905,206


Six Months Ended
 June 30, 2002
 Net revenue from
  external customers      $37,004,026    $ 5,147,253   $ 5,680,340   $         -   $47,831,619
 Intersegment net sales     3,737,128        146,682           851             -     3,884,661
 Operating income (loss)    3,527,765       (555,476)   (1,321,118)      (61,590)    1,589,581
 Total assets              19,218,909      3,565,328     4,563,854     2,072,958    29,421,049

Continued

     Revenue from the franchising segment is comprised of the following:

                         For the Three Months Ended  For the Six Months Ended
                                   June 30                   June 30
                         --------------------------  ------------------------
                              2001         2002         2001         2002
                         --------------------------  ------------------------
     Sale of Products      $2,521,796   $2,119,871   $5,039,603   $4,345,123
     Royalties                404,178      379,824      836,271      767,130
     Sale of Franchises        35,000            -       35,000       35,000
                           ----------   ----------   ----------   ----------
                           $2,960,974   $2,499,695   $5,910,874   $5,147,253
                           ==========   ==========   ==========   ==========

     Product sales include $48,059 and $47,056 of sales for the three months ended June 30, 2001 and 2002, respectively, and $94,069 and $90,593 for the six months ended June 30, 2001 and 2002, respectively, from a Company-owned franchise store.


6    - Litigation

     During the first six months of the fiscal year 2002, Evergood was engaged in more than 40 different active litigations - each currently are at different stages of discovery. The numerous litigations involved various claims and in large measure were defended by the Company's outside general counsel, namely, the firm of Hoffinger Stern & Ross, LLP, or other law firms supervised by the Hoffinger firm as well as a variety of law firms appointed by numerous insurance companies with whom the Hoffinger firm acts as co-counsel. The following is a brief synopsis of the current status of the various litigation proceedings.

     In March 1999 and May 1999, Frank Hillebrand and Jonathan Aube, respectively, each commenced an action against Evergood in the Supreme Court of California, County of Riverside, Indio Branch. Each suit arises from allegations by the respective plaintiff that Evergood used his images in, among other things, advertisements and product packaging without his authorization. Each suit claims damages for invasion of privacy, invasion of the right to privacy, conversion and loss of future earnings. Additionally, each suit seeks injunctive relief. After numerous hearings and court appearances, injunctive relief has been denied in each of these matters. There has been extensive discovery in each suit, which includes numerous document requests, numerous examinations before trial, interviews and/or discussions with potential experts, as well as exhaustive motion practice surrounding the discovery process. The Hillebrand matter is scheduled to go to trial on October 7, 2002. The Aube matter is scheduled to go to a mandatory settlement conference on October 25, 2002 and to trial on November 18, 2002. Moreover, there are still expert disclosures that need to be made in each of these matters as well as additional deposition discovery in the Aube matter. Management believes potential liability, if any, in excess of that which is covered by insurance will not have a material financial impact on Evergood.

Continued

     In April 2000, Great Earth International Franchising Corp. ("GEIFC") filed a lawsuit in the United States District Court for the Southern District of New York against Great Earth Vitamins/Mid-Atlantic, Inc., a franchisee, and the principals of Mid-Atlantic, John Corumbis, Abraham Zaiderman and T. Brian Haigley. The complaint seeks declaratory judgement, damages for breach of contract, an accounting and injunctive relief. The complaint does not state the amount of damages being sought. An answer has not been interposed. The parties have been engaged in settlement negotiations. Management believes the outcome of these matters will not have a material adverse effect on the Company.

     In December 2000, GEIFC initiated a lawsuit in the United States District Court for the Eastern District of New York against 1039405 Ontario, Inc., a sub-franchisee, for, among other things, breach of contract, trademark infringement, misappropriation of trademarks and tortious interference seeking a preliminary injunction and other damages in an amount to be determined. In the first quarter of 2001, 1039405 Ontario counter-claimed for breach of contract and tortious interference seeking damages of $10 million. Subsequently, GEIFC has amended its complaint seeking damages for additional trademark infringement in a sum in excess of $10 million. This matter has been the subject of very extensive discovery including, numerous document requests, numerous examinations before trial, various court requested conferences, as well as motion notice practice in connection with the discovery process. The parties are now exchanging expert discovery as well as scheduling additional depositions prior to trial. This matter is currently scheduled to go to trial in the fourth quarter of the year 2002. It is impossible to currently predict or ascertain the outcome of the litigation; however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of this action should not have a material adverse effect on the Company.

     Likewise, in January 2001, GEIFC commenced a separate lawsuit in the United States District Court for the Southern District of New York against Milks Development, Inc., RHG Holdings Co., Edward Ricciardi and Ted Odd, the sub-franchisees of 1039405 Ontario. The identical causes pled in the lawsuit against 1039405 Ontario are pled in this lawsuit against Milks Development, Inc., RHG Holdings Co., Edward Ricciardi and Ted Odd, along with a similar counterclaim. Each of the claims in the main action and the counterclaim seek damages similar to those sought in the lawsuit described above. This lawsuit is in the same discovery stage as the 1039405 Ontario matter as it has now been consolidated with that matter. Therefore, due to the consolidation with the 1039405 Ontario action for all purposes, this action should not have a material adverse effect on the Company.

     In 2000, Macerich Corp., a landlord in a mall in Boulder, Colorado, initiated a lawsuit against Evergood seeking performance of an alleged guaranty of a lease entered into by a Great Earth franchisee. The lawsuit is pending in the District Court, Boulder County, State of Colorado. There have been numerous motions filed in this matter, some pretrial discovery and it is presently scheduled to go to arbitration on August 23, 2002. In the opinion of management, the outcome of this suit will not have a material adverse effect on the Company.

     In the last quarter of 2001, Total Health Communications Inc. initiated a lawsuit in State Court in Utah in the Fifth Judicial District Court for Washington County, Utah seeking damages from Bodyonics, Ltd. and Total Health Holdings LLC, and others in connection with an alleged breach of contract by Evergood. The material allegations of the complaint have been

Continued
     denied by the Company. Evergood has various affirmative defenses and significant couterclaims which it has now interposed in this action. The Court dismissed the case against all defendants except Bodyonics. The Company has commenced a third party action against one of the principals of Total Health Communications, Inc. This matter is not covered by insurance. Based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of the action should not have a material adverse effect on the Company.

     During 2001, a lawsuit was commenced by Bonnie J. Sampler, individually and as Administratrix of her late husband's estate in the Supreme Court of the State of New York, County of Nassau, alleging that her husband died as a result of his use of a product manufactured, distributed and marketed by Evergood. An answer has been interposed denying the material allegations of the complaint. This lawsuit is currently in the early discovery stage although depositions have been scheduled. Accordingly, Evergood is currently unable to predict the likely outcome. Although certain causes of action under these lawsuits are not covered under the Company's insurance policies, management believes that any potential liability will not have a material adverse effect on the Company.

     During 2001 and the first six months of fiscal year 2002, numerous lawsuits were initiated in various forums in Federal and State courts by numerous plaintiffs in jurisdictions but not limited to the States of Alabama, Nevada, California, Illinois, Louisiana, New Jersey, New York, and Washington seeking damages in connection with their use or ingestion of a product manufactured by Evergood for Cytodyne Technologies, Inc. or a product manufactured in bulk by Evergood for CCA Industries, Inc. These lawsuits are in various discovery stages in each of the jurisdictions. Discovery in these numerous matters vary from production of documents to attendance at numerous examinations before trial and the filing of various substantiative motions, including but not limited to motions for summary judgment. Although, certain causes of action under these lawsuits are not covered under Evergoods's insurance policies, management believes that potential liability, if any, in excess of that which is covered by insurance will not have a material adverse effect on the Company.

     There are currently pending two disparate actions in Italy. Each of these involve allegations concerning the ingestion of products manufactured by Evergood. Each of these cases are being litigated under the laws of Italy and are in early discovery stages. The Company's outside general counsel is active with Italian counsel in these matters. Although causes of action under these lawsuits are not covered under Evergood's insurance policies, management believes that potential liability, if any, will not have a material adverse effect on the Company.

     In the  latter  part of 2001,  an  action  was  commenced  by the  State of
     California against Evergood in the Superior Court of the State of California, County of Alameda, seeking damages in connection with certain products manufactured by Evergood. The case is currently the subject of extensive discovery. Expert depositions have been concluded on the threshold issue of whether androstenedione is an anabolic steriod. It is impossible to currently predict the outcome of this litigation; however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of this action should not have a material adverse effect on the Company.

Continued

     In the first quarter of 2002, three separate actions were commenced against Evergood in the Superior Court of the State of California, County of Los Angeles regarding the product KAVA. These actions have been certified as a class action. General demurrers have been filed as well as a motion seeking dismissal of the action. The motion has been argued and a decision by the court has been rendered. Essentially the court has stayed the action pending action by the FDA. It is impossible to currently predict the outcome of these actions, however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of these actions should not have a material adverse effect on the Company.

     During the month of August 2002, five different class actions have been commenced in the States of California, Florida, Illinois, New York and Pennsylvania. Each of these lawsuits seek damages in connection with the marketing and sale of androstenedione, among other products. Each complaint alleges an inability to substantiate the claims made with regard to the marketing attendant to the sale of such products. The complaint also alleges that the products do not contain warnings as to adverse health consequences. Preliminary discovery was served along with a number of the complaints. No answers need be interposed to the complaints as yet. No responses to the discovery requests need be made as yet. In the opinion of management, at this time, the outcome of these actions should not have a material adverse effect on Evergood.

     Additionally, during calendar year 2001 and the first six months of fiscal year 2002, various third parties have attempted to infringe upon trademark and intellectual property rights of Evergood. Generally, Evergood has been able to protect its proprietary rights without the need for extensive litigation. Currently, there are no active trademark infringement lawsuits pending.


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

Continued

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

     The Company records allowances for product returns. These allowances are recorded as a reduction of revenue. These allowances require the Company to make significant judgments and estimates, which could require adjustments in the future. Such adjustments could have a material effect on Evergood's reported revenues. Historically, the Company's returns have averaged less than 1% of sales.

     Continued

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

     Inventories

     The Company values inventories at cost or, if lower, fair value. The Company determines cost using the first-in, first-out method. The Company analyzes its inventory levels quarterly and writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements. Inventory with a life in excess of its shelf life is disposed of and the related costs are written off. If actual market conditions are less favorable than those projected by management, additional inventory write downs may be required.


     Results of Operations

     Six months ended June 30, 2001 compared with six months ended June 30, 2002:

     Revenue
     -------

     Consolidated revenue for the six months ended June 30, 2001 and 2002 was as follows:

                                           June 30,
                           ----------------------------------------
                                 2001                  2002
                           -------------------    -----------------
                           Amount      Percent    Amount    Percent
                           ----------------------------------------
    Segment:
     Manufacturing       $24,231,000    69.0%   $37,004,000    77.4%
     Franchising           5,910,000    17.0      5,147,000    10.8
     Brand Development     4,792,000    14.0      5,680,000    11.8
                         -----------   ------   -----------   ------
    Consolidated         $34,933,000   100.0%   $47,831,000   100.0%
                         ===========   ======   ===========   ======

     Consolidated revenue for the six months ended June 30, 2002 rose by approximately $12,898,000, an increase of 36.9% over the six months ended June 30, 2001.

     Revenue from product sales by all segments increased by approximately $12,967,000 or 38.1% from $34,062,000 in 2001 to $47,029,000 in 2002.
     Company-wide sales to the franchise system decreased $720,000 or 14.3% from $5,051,000 in 2001 to $4,331,000 in 2002. Company-wide sales to unaffiliated customers increased by approximately $13,688,000 or 47.2% from $29,010,000 in 2001 to $42,698,000 in 2002. Consolidated revenue also includes royalties and franchise fees earned by the franchising segment. Royalties decreased by approximately $69,000 from $836,000 in 2001 to $767,000 in 2002. Franchise fee revenue amounted to $35,000 in both years.

Continued

     Manufacturing segment sales increased approximately $12,773,000, reflecting additional sales to the Company's largest customers. There were no significant changes in selling prices during this period. Selling prices are based on the cost of manufacture, plus a margin which varies based on the brand and, in some cases, the particular product.

     The decrease in franchising segment revenue of approximately $763,000 primarily reflects a decrease in sale of products to franchises, and a decrease in royalties. The decline in sales was primarily due to increased competition from national vitamin chains, vitamin discounters and internet sales.

     Brand development sales increased by approximately $888,000 primarily as a result of targeted advertising and promotional expenses and the introduction of new products. Advertising for this segment was approximately $2,838,000 in 2002 compared with $4,100,000 in 2001, a decrease of approximately $1,262,000 or 30.8%.

     Operating Income
     ----------------

     Operating income for the six months ended June 30, 2001 and 2002 is comprised as follows:

                                            June 30
                         -------------------------------------------
                                 2001                  2002
                         ---------------------    ------------------
                                      Percent               Percent
                                        of                    of
                                      Segment               Segment
                           Amount     Revenue     Amount    Revenue
                         --------------------------------------------
   Segment:
    Manufacturing        $ 3,528,000    14.6%   $ 3,528,000     9.5%
    Franchising             (904,000)  (15.3)      (555,000)   (1.5)
    Brand Development     (2,531,000)  (52.8)    (1,321,000)  (23.3)
    Corporate                (42,000)      -        (62,000)      -
                         -----------            -----------
   Consolidated          $    51,000      .1%   $ 1,590,000     3.3%
                         ===========            ===========

     Consolidated operating income for the six months ended June 30, 2002 increased by approximately $1,539,000. The increase in gross margin of approximately $1,109,000 resulted from higher sales. Selling, general and administrative expenses decreased by approximately $430,000. The major items comprising this change were decreases in advertising and bad debt expenses offset by increases in professional fees, salaries and travel and entertainment.

     Manufacturing segment operating income was approximately the same in both years. Manufacturing gross profit increased approximately $256,000, offset by increases in manufacturing segment selling, general and administrative expenses of approximately $655,000. The increase in gross profit was caused primarily by increases in sales. The $655,000 increase in manufacturing segment selling, general and administrative expenses reflects primarily increases in salaries and professional fees.

Continued

     Franchising segment operating loss decreased by approximately $349,000 for the six months ended June 30, 2002 compared with the six months ended June 30, 2001. The change is primarily due to lower sales and lower margins of approximately $161,000 and decreases in selling, general and administrative expenses of $510,000.

     Brand development operating loss decreased by approximately $1,210,000 for the six months ended June 30, 2002 from June 30, 2001. This resulted primarily from reduced advertising and promotional expenses and increased revenue.

     Net Income (Loss)
     -----------------

     Consolidated net income of approximately $767,000 for the six months ended June 30, 2002 was comprised of an operating profit of $1,590,000, interest expense of $246,000, and taxes of $456,000. Also reflected in the 2002 period is a charge for the write-off of goodwill in connection with the adoption of SFAS 142. This is presented as the cumulative effect of a change in accounting principle, net of taxes and totaled $121,000.

     For the six months ended June 30, 2001, the Company had a net loss of $179,000, comprised of operating income of $52,000 and interest expense of $369,000. Additionally, the Company recorded a tax benefit of $138,000.


     Three months ended June 30, 2001 compared with three months ended June 30, 2002:

     Revenue
     -------

     Consolidated revenue for the three months ended June 30, 2001 and 2002 was as follows:

                                           June 30,
                           ----------------------------------------
                                 2001                  2002
                           -------------------    -----------------
                           Amount      Percent    Amount    Percent
                           ----------------------------------------
   Segment:
    Manufacturing        $12,614,000    68.7%   $22,782,000    80.6%
    Franchising            2,961,000    16.1      2,500,000     8.8
    Brand Development      2,780,000    15.2      2,984,000    10.6
                         -----------   -----    -----------   -----
   Consolidated          $18,355,000   100.0%   $28,266,000   100.0%
                         ===========   =====    ===========   =====

     Consolidated revenue for the three months ended June 30, 2002 increased by approximately $9,911,000, an increase of approximately 54% over the three months ended June 30, 2001.

     Revenue from product sales by all segments increased by approximately $9,970,000 or 55.7% from $17,916,000 in 2001 to $27,886,000 in 2002.
     Company-wide sales to the franchise system decreased by $437,000 or 17.2% from $2,544,000 in 2001 to $2,107,000 in 2002. Company-wide sales to unaffiliated customers increased by approximately $10,407,000 or 67.7% from $15,372,000 in 2001 to $25,779,000 in 2002. Consolidated revenue also includes  royalties and franchise fees earned by the  franchising  segment.

Continued

     Royalties decreased by approximately $24,000 to $380,000 in the three months ended June 30, 2002 from $404,000 in 2001. Franchise fees for the three months ended June 30, 2002 decreased by approximately $35,000 from $35,000 in 2001 to $-0- in 2002.

     Manufacturing segment sales increased approximately $10,168,000 for the three months ended June 30, 2002 and were primarily due to increased sales to the Company's largest customers. There were no significant changes in selling prices during these periods. Selling prices are based on the cost of manufacture, plus a margin which varies based on the brand and, in some cases, the particular product.

     The decrease in the franchising segment revenue of approximately $461,000 in the three months ended June 30, 2002 primarily reflects a decrease in sales of products to franchisees, lower royalties and lower franchise fees. The decline in sales was primarily due to increased competition from national vitamin chains, vitamin discounters and internet sales.

     Brand development sales increased by approximately $204,000 primarily as a result of targeted advertising and promotional expenses and the introduction of new products. Advertising expense for this segment was approximately $1,256,000 in 2002 compared with $2,310,000 in 2001, a decrease of $1,054,000 or 45.6%.

      Operating Income

     Operating income for the three months ended June 30, 2001 and 2002 was as follows:

                                            June 30
                         -------------------------------------------
                                 2001                  2002
                         ---------------------    ------------------
                                      Percent               Percent
                                        of                    of
                                      Segment               Segment
                           Amount     Revenue     Amount    Revenue
                         --------------------------------------------
   Segment:
    Manufacturing         $2,414,000    19.1%   $2,230,000     9.8%
    Franchising             (344,000)  (11.6)     (442,000)   17.7
    Brand Development     (1,483,000)  (53.3)     (562,000)   18.8
    Corporate                (20,000)      -       (46,000)      -
                          ----------            ----------
   Consolidated           $  567,000     3.1%   $1,180,000     4.2%
                          ==========            ==========

     Consolidated operating income for the three months ended June 30, 2002 increased by approximately $613,000. For the three months ended June 30, 2002, consolidated gross margin increased by approximately $107,000. Selling, general and administrative expenses decreased by approximately $506,000. The increase in gross margin resulted from higher revenues.

     Company-wide gross profit from the franchise system for the three months ended June 30, 2002 decreased by $258,000. This decrease was primarily due to lower sales and a decrease in royalties and franchise fees. Company-wide gross profit from unaffiliated parties for the three months ended June 30, 2002 increased by $424,000.

Continued

     The decrease in consolidated selling, general and administrative expenses for the three months ended June 30, 2002 of approximately $506,000 was due primarily to decreases in advertising and promotional expenses.

     Manufacturing segment operating income decreased by approximately $184,000 for the three months ended June 30, 2002. Increases in manufacturing gross profit of approximately $181,000 were reduced by increases in selling, general and administrative expenses of approximately $365,000.

     Franchising segment operating losses for the three months ended June 30, 2002 increased by approximately $97,000. This increase was due to a decrease in gross margin of $209,000 and lower selling, general and administrative expenses of approximately $112,000.

     Brand development operating losses for the three months ended June 30, 2002 decreased by approximately $920,000. This decrease was due to increases in gross margin of $135,000 for the three months and a reduction in selling, general and administrative expenses of $785,000, primarily advertising and promotion costs.

     Net Income
     ----------

     Consolidated net income of approximately $728,000 for the three months ended June 30, 2002 was comprised of an operating profit of $1,180,000, interest expense of $123,000 and a tax provision of $329,000.

     For the three months ended June 30, 2001, the Company had net income of $289,000, comprised of operating income of $567,000, and interest expense of $153,000 and a tax provision of $125,000.

     Liquidity and Capital Resources
     -------------------------------

     The Company's balance sheet reflects working capital of approximately $5,306,000 at June 30, 2002 compared with approximately $5,670,000 at December 31, 2001, a decrease of $364,000. Decreases in working capital were primarily due to the utilization of current assets to purchase equipment in the amount of $566,000 and the reduction of long-term debt of $1,153,000. Increases in working capital were provided by net income of $767,000 adjusted by depreciation and amortization of $522,000.

     Cash flows generated from operations for the six months ended June 30, 2002 were approximately $2,143,000. Net income, as adjusted for non-cash charges, provided $1,271,000 in cash. Changes in other operating assets and liabilities, primarily an increase in accounts payable and accrued expenses and decreases in prepaid expenses offset by increases in accounts receivable and inventory, accounted for the increase in operating cash flow. Accounts receivable increased by approximately $2,257,000, primarily due to increased sales to our largest customer. The receivable balance from this customer was approximately $2,150,000 higher than the balance at December 31, 2001. The balance was current within 30 days. Inventory increased approximately $3,081,000. The increase in inventory was principally in raw material and was due to the increased revenue and orders backlog at June 30, 2002.

Continued

     The following table presents the Company's debt and contractual commitments as of June 30, 2002:

                                      Within      Within      Within     After
                                         1         2-3         4 -5        5
                            Total       Year      Years        Years     Years
                         -------------------------------------------------------

    Debt                 $6,792,426   $240,000   $6,552,426  $        -   $    -
    Operating Leases      2,562,613    554,091    1,054,503     954,019        -
    Guarantees              470,919    139,296      278,592      53,031        -
                         ----------   --------   ----------  ----------   ------
                         $9,825,958   $933,387   $7,885,521  $1,007,050   $    -
                         ==========   ========   ==========  ==========   ======

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

     Notwithstanding the fact that Evergood provided the corporation with product, the corporation has been unable to generate a profit and, although the corporation has paid all of the obligations under the leases, it has not paid any amounts to Evergood in respect of product delivered to the corporation, nor in respect of the debt of the prior franchisee assumed in 1999. The total of all amounts due from the corporation to Evergood amounted to $783,647 at June 30, 2002.

     In fiscal year 2000, Evergood determined to fully reserve for the amounts then owed, but to continue to sell product to the stores. The effect of this action in the Consolidated Statement of Operations was a charge of $53,167 for the six months ended June 30, 2002.

Continued

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


     Risks Related to Our Business

     Customer Concentration:

     Evergood is dependent upon sales to its largest customer. Sales to this customer for the six months ended June 30, 2002 represented 55% of Evergood's consolidated net revenue. Evergood has what it believes to be a very close and extremely positive continuing relationship with this customer. Net revenue from this customer during the first six months of the fiscal year ending December 31, 2002, has continued to grow above the comparable period for the fiscal year ended December 31, 2001. It should be noted that if this customer for any reason substantially reduces its purchases, such event may have an adverse effect on the operations of the Company. The Company is not currently aware of any facts which may change the status of the business relationship between the two parties.

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


     Variability of Quarterly Results:

     The Company has experienced, and expects to continue to experience, variations in its net sales and operating results from quarter to quarter. The Company believes that the factors which influence this variability of quarterly results include, among others, the timing of expenditures in anticipation of increased sales, including advertising and promotion expenditures, the timing of the Company's introduction of new product lines, the level of consumer acceptance of each product line, general economic and industry conditions that affect consumer spending and retailer purchasing, the availability of manufacturing capacity, the timing of trade shows, the product mix of customer orders, the timing of placement of customer orders and the occurrence of charge backs in excess of reserves. Accordingly, a comparison of the Company's results of operations from period to period is not necessarily meaningful, and the Company's results

Continued
     of operations for any period are not necessarily indicative of future performance.

     Under its present product liability insurance coverage, the Company has a deductible amount of $75,000 per occurrence to a maximum total of $750,000, which includes legal fees and settlements paid under litigation. The Company has been expensing these costs on a pay as you go basis. The Company believes that the amount remaining to be paid under this clause will not have a material effect on its operations in any one year.

     The Company's current product liability insurance is due to expire on August 18, 2002. The Company being sensitive to the current insurance market place is attempting to place its product liability insurance with an appropriate carrier. Due to the trends in both the insurance industry and the vitamin and nutritional supplement industry, the cost of premiums and amounts of insurance coverage is impossible to ascertain at the present time. Under any circumstances, management believes it will not be able to duplicate the amount of coverage it currently has for the premiums and deductibles it currently has. Notwithstanding the foregoing, any action commenced prior to August 18, 2002 or any occurrence giving rise to the commencement of an action if within the parameters of the currently existing policy for non ephedra products should, in the opinion of management, be covered for a period of three years by the existing products liability insurance.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company has historically invested its cash and cash equivalents in short-term, fixed-rate, highly-rated and highly-liquid instruments which are reinvested when they mature throughout the year. Presently, the Company does not have short-term investments.

     The interest rate on the Company's borrowings is generally determined based upon prime rate and may be subject to market fluctuation as the prime rate changes as determined within each specific agreement. The Company does not anticipate entering into interest rate swaps or other financial instruments to hedge its borrowings. If market interest rates increase by 10% from levels at June 30, 2002 and the average outstanding debt remains at the 2002 level, the effect on the Company's net income would be decreased by approximately $12,269. Although the Company sells products in foreign countries, it does so under dollar denominated letters of credit. Accordingly, it is not exposed to market risk related to foreign currency exchange rates.


     Inflation

     Inflation has not had a significant impact on the Company's operations.

Continued

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     During the first six months of the fiscal year 2002, Evergood was engaged in more than 40 different active litigations - each currently are at different stages of discovery. The numerous litigations involved various claims and in large measure were defended by the Company's outside general counsel, namely, the firm of Hoffinger Stern & Ross, LLP, or other law firms supervised by the Hoffinger firm as well as a variety of law firms appointed by numerous insurance companies with whom the Hoffinger firm acts as co-counsel. The following is a brief synopsis of the current status of the various litigation proceedings.

     In March 1999 and May 1999, Frank Hillebrand and Jonathan Aube, respectively, each commenced an action against Evergood in the Supreme Court of California, County of Riverside, Indio Branch. Each suit arises from allegations by the respective plaintiff that Evergood used his images in, among other things, advertisements and product packaging without his authorization. Each suit claims damages for invasion of privacy, invasion of the right to privacy, conversion and loss of future earnings. Additionally, each suit seeks injunctive relief. After numerous hearings and court appearances, injunctive relief has been denied in each of these matters. There has been extensive discovery in each suit, which includes numerous document requests, numerous examinations before trial, interviews and/or discussions with potential experts, as well as exhaustive motion practice surrounding the discovery process. The Hillebrand matter is scheduled to go to trial on October 7, 2002. The Aube matter is scheduled to go to a mandatory settlement conference on October 25, 2002 and to trial on November 18, 2002. Moreover, there are still expert disclosures that need to be made in each of these matters as well as additional deposition discovery in the Aube matter. Management believes that potential liability, if any, in excess of that which is covered by insurance will not have a material financial impact on Evergood.

     In April 2000, Great Earth International Franchising Corp. ("GEIFC") filed a lawsuit in the United States District Court for the Southern District of New York against Great Earth Vitamins/Mid- Atlantic, Inc., a franchisee, and the principals of Mid-Atlantic, John Corumbis, Abraham Zaiderman and T. Brian Haigley. The complaint seeks declaratory judgement, damages for breach of contract, an accounting and injunctive relief. The complaint does not state the amount of damages being sought. An answer has not been interposed. The parties have been engaged in settlement negotiations. Management believes the outcome of these matters will not have a material adverse effect on the Company.

     In December 2000, GEIFC initiated a lawsuit in the United States District Court for the Eastern District of New York against 1039405 Ontario, Inc., a sub-franchisee, for, among other things, breach of contract, trademark infringement, misappropriation of trademarks and tortious interference seeking a preliminary injunction and other damages in an amount to be determined. In the first quarter of 2001, 1039405 Ontario counter-claimed for breach of contract and tortious interference seeking damages of $10 million. Subsequently, GEIFC has amended its complaint seeking damages for additional trademark infringement in a sum in excess of $10 million. This matter has been the subject of very extensive discovery including, numerous document requests, numerous examinations before trial, various court requested conferences, as well as motion notice practice in connection with the discovery process. The parties are now exchanging expert discovery as well as scheduling additional depositions prior to trial. This matter is

Continued
     currently scheduled to go to trial in the fourth quarter of the year 2002. It is impossible to currently predict or ascertain the outcome of the litigation; however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of this action should not have a material adverse effect on Evergood's consolidated financial statements.

     Likewise, in January 2001, GEIFC commenced a separate lawsuit in the United States District Court for the Southern District of New York against Milks Development, Inc., RHG Holdings Co., Edward Ricciardi and Ted Odd, the sub-franchisees of 1039405 Ontario. The identical causes pled in the lawsuit against 1039405 Ontario are pled in this lawsuit against Milks Development, Inc., RHG Holdings Co., Edward Ricciardi and Ted Odd, along with a similar counterclaim. Each of the claims in the main action and the counterclaim seek damages similar to those sought in the lawsuit described above. This lawsuit is in the same discovery stage as the 1039405 Ontario matter as it has now been consolidated with that matter. Therefore, due to the consolidation with the 1039405 Ontario action for all purposes, this action should not have a material adverse effect on Evergood's consolidated financial statement.

     In 2000, Macerich Corp., a landlord in a mall in Boulder, Colorado, initiated a lawsuit against Evergood seeking performance of an alleged guaranty of a lease entered into by a Great Earth franchisee. The lawsuit is pending in the District Court, Boulder County, State of Colorado. There have been numerous motions filed in this matter, some pretrial discovery and it is presently scheduled to go to arbitration on August 23, 2002. In the opinion of management, the outcome of this suit will not have a material adverse effect upon the consolidated financial statements of the Company.

     In the last quarter of 2001, Total Health Communications Inc. initiated a lawsuit in State Court in Utah in the Fifth Judicial District Court for Washington County, Utah seeking damages from Bodyonics, Ltd. and Total Health Holdings LLC, and others in connection with an alleged breach of contract by Evergood. The material allegations of the complaint have been denied by the Company who has filed motions seeking to dismiss the complaint, and in the alternative moving the case to the Eastern District, Federal Court of the State of New York. Evergood has various affirmative defenses and significant couterclaims which has now interposed in this action. The Court dismissed the case against all defendants except Bodyonics. The Company has commenced a third party action against one of the principals of Total Health Communications, Inc. This matter is not covered by insurance. Based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of the action should not have a material adverse effect on Evergood's consolidated financial statements.

     During 2001, a lawsuit was commenced by Bonnie J. Sampler, individually and as Administratrix of her late husband's estate in the Supreme Court of the State of New York, County of Nassau, alleging that her husband died as a result of his use of a product manufactured, distributed and marketed by Evergood. An answer has been interposed denying the material allegations of the complaint. This lawsuit is currently in the early discovery stage although depositions have been scheduled. Accordingly, Evergood is currently unable to predict the likely outcome. Although certain causes of action under these lawsuits are not covered under Evergood's insurance policies, management believes that any potential liability will not have a material adverse effect on Evergood.

     During 2001 and the first six months of fiscal year 2002, numerous lawsuits were initiated in various forums in Federal and State courts by numerous plaintiffs in jurisdictions but not limited to the States of Alabama, Nevada, California, Illinois, Louisiana, New Jersey, New York, and

Continued

     Washington seeking damages in connection with their use or ingestion of a product manufactured by Evergood for Cytodyne Technologies, Inc. or a product manufactured in bulk by Evergood for CCA Industries, Inc. These lawsuits are in various discovery stages in each of the jurisdictions. Discovery in these numerous matters vary from production of documents to attendance at numerous examinations before trial and the filing of various substantiative motions, including but not limited to motions for summary judgment. Although, certain causes of action under these lawsuits are not covered under Evergoods's insurance policies, management believes that potential liability, if any, in excess of that which is covered by insurance will not have a material adverse effect on Evergood.

     There are currently pending two disparate actions in Italy. Each of these involve allegations concerning the ingestion of products manufactured by Evergood. Each of these cases are being litigated under the laws of Italy and are in early discovery stages. The Company's outside general counsel is active with Italian counsel in these matters. Although causes of action under these lawsuits are not covered under Evergood's insurance policies, management believes that potential liability, if any, will not have a material adverse effect on Evergood.

     In the  latter  part of 2001,  an  action  was  commenced  by the  State of
     California against Evergood in the Superior Court of the State of California, County of Alameda, seeking damages in connection with certain products manufactured by Evergood. The case is currently the subject of extensive discovery. Expert depositions have been concluded on the threshold issue of whether androstenedione is an anabolic steriod. It is impossible to currently predict the outcome of this litigation; however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of this action should not have a material adverse effect on Evergood's consolidated financial statements.


     In the first quarter of 2002, three separate actions were commenced against Evergood in the Superior Court of the State of California, County of Los Angeles regarding the product KAVA. These actions have been certified as a class action. General demurrers have been filed as well as a motion seeking dismissal of the action. The motion has been argued and a decision by the court has been rendered. Essentially the court has stayed the action pending action by the FDA. It is impossible to currently predict the outcome of these actions, however, based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of these actions should not have a material adverse effect on Evergood's consolidated financial statements.

     During the month of August 2002, five different class actions have been commenced in the States of California, Florida, Illinois, New York and Pennsylvania. Each of these lawsuits seek damages in connection with the marketing and sale of androstenedione, among other products. Each complaint alleges an inability to substantiate the claims made with regard to the marketing attendant to the sale of such products. The complaint also alleges that the products do not contain warnings as to adverse health consequences. Preliminary discovery was served along with a number of the complaints. No answers need be interposed to the complaints as yet. No responses to the discovery requests need be made as yet. In the opinion of management, at this time, the outcome of these actions should not have a material adverse effect on Evergood.

     Additionally, during calendar year 2001 and the first six months of fiscal year 2002, various third parties have attempted to infringe upon trademark

Continued
     and intellectual property rights of Evergood. Generally, Evergood has been able to protect its proprietary rights without the need for extensive litigation. Currently, there are no active trademark infringement lawsuits pending.

Item 6: Exhibits and Reports on Form 8-K

         (a)   Exhibits

     99.1 Certification by Mel Rich, CEO, Evergood Products Corporation, pursuant to 18 U.S.C. Section 1360, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification by Stephen R. Stern, CFO, Evergood Products Corporation pursuant to 18 U.S.C. Section 1360, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   Date:   August 14, 2002          EVERGOOD PRODUCTS CORPORATION

                                  By: /s/ Stephen R. Stern
                                     ---------------------------------
                                     Chief Financial Officer and
                                     Principal Accounting Officer