Form 10-Q/A
period 2002-06-30
EVERGOOD PRODUCTS CORP
filed 2002-08-15
CIK 714162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002

                                       OR

      [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period of ____________ to ____________


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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


          During the first six months of the fiscal year 2002, Evergood was engaged in more than 40 different active litigations - each currently is at different stages of discovery. The numerous litigations involved various claims and in large measure were defended by the Company's outside general counsel, namely, the firm of Hoffinger Stern & Ross, LLP, or other law firms supervised by the Hoffinger firm as well as a variety of law firms appointed by numerous insurance companies with whom the Hoffinger firm acts as co-counsel. The following is a brief synopsis of the current status of the various litigation proceedings.

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

          In the last quarter of 2001, Total Health Communications Inc. initiated a lawsuit in State Court in Utah in the Fifth Judicial District Court for Washington County, Utah seeking damages from Bodyonics, Ltd. and Total Health Holdings LLC, and others in connection with an alleged breach of contract by Evergood. The material allegations of the complaint have been denied by the Company. Evergood has various affirmative defenses and significant couterclaims which it has now interposed in this action. The Court dismissed the case against all defendants except Bodyonics. The Company has commenced a third party action against one of the principals of Total Health Communications, Inc. This matter is not covered by insurance. Based upon currently available information and considering its various claims and defenses, in the opinion of management, the outcome of the action should not have a material adverse effect on the Company.

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


Date:   August 15, 2002                    EVERGOOD PRODUCTS CORPORATION

                                           By:  /s/ Stephen R. Stern
                                              -----------------------------
                                                Stephen R. Stern
                                                Chief Financial Officer and
                                                Principal Accounting Officer